Form 10-Q
period 1996-03-31
AID AUTO STORES INC /DE/
filed 1996-05-16
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC   20549

                                             FORM 10-Q

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                                                OR

_       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                                    Commission file No. 1-13710

                                       AID AUTO STORES, INC.
                      (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                               11-2254654
(State or Other Jurisdiction of        (I.R.S. Employer
Incorporation or Organization)         Identification Number)

275 Grand Boulevard, Westbury, New York   11590
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:
(516) 338 - 7889

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

        Yes   X                                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value of $.001 per share 3,957,596 shares as of May 1, 1996

                                   AID AUTO STORES, INC.

                                             CONTENTS

PART I          FINANCIAL INFORMATION                           PAGE

Item 1          Consolidated Condensed Financial Statements:

                Balance Sheets as of March 31, 1996 and
                December 31, 1995                                  3

                Statements of Operations for the Three Months Ended
                March 31, 1996 and 1995                            4

                Statements of Cash Flows for the Three Months Ended
                March 31, 1996 and 1995                            5

                Notes to Financial Statements                      6


Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                7



PART II         OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                    14

                            AID  AUTO  STORES,  INC.  AND  SUBSIDIARIES
                             CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                                              ASSETS

CURRENT ASSETS:                              March 31, 1996       Dec. 31,1995
                                             (UNAUDITED)          (AUDITED)

Cash and cash equivalents                    $2,443,507           $4,766,893
Accounts receivable-trade, net of allowances
for doubtful accounts  of $645,000 and
$612,000 at March 31, 1996 and December 31,
1995, respectively                            2,415,291            2,991,012
Inventories                                  11,289,374            9,372,480
Prepaid expenses and other current assets     2,443,405            1,400,703
Notes receivable, net of allowances for
doubtful accounts of $190,000 at March 31,
1996 andDecember 31, 1995                       230,656              245,014
Deferred income taxes                           268,000              268,000
                                             __________           __________
     Total current assets                    19,090,233           19,044,102
                                             __________           __________
FIXED ASSETS,  NET                            1,756,715            1,754,124

COSTS IN EXCESS OF NET ASSETS ACQUIRED, NET   3,894,320            3,929,376

OTHER ASSETS:

    Intangible assets                            25,420               36,863
Notes receivable - net of current portion       218,824              218,824
Deferred income taxes                           175,000              175,000
Security deposits & other assets                145,399              143,433

    TOTAL ASSETS:                           $25,305,911           $25,301,722
                                            ===========           ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank                         $ 5,749,898          $  5,011,200
Accounts payable                              5,755,411             4,315,842
Accrued expenses                                310,616               487,386
Current portion of long-term debt                75,404             2,208,225
Loans payable - stockholder                     619,490               468,750
Income tax                                        6,620                   -
                                             __________            __________
     Total current liabilities               12,517,439            12,491,403
  LONG-TERM DEBT, NET OF CURRENT PORTION      1,529,533             1,582,373
DEFERRED OCCUPANCY COSTS                        147,385               157,995
NOTE PAYABLE - STOCKHOLDER                    2,031,250             2,031,250

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized
        2,000,000 shares; none issued             -                      -

   Common stock, $.001 par value; authorized,
        15,000,000 shares; 3,957,596 shares issued
        and outstanding at March 31, 1996 and
        December 31, 1995                          3,958                3,958
   Additional paid-in capital                  9,006,809            9,006,809
   Retained earnings                              69,537               27,934
                                               _________            _________
                                               9,080,304            9,038,701
                                              __________            _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $25,305,911          $25,301,722
                                              ==========           ==========

        See Notes to Consolidated Condensed Financial Statements

                              AID AUTO STORES, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                               Three Months Ended March 31
Revenues                                           1996              1995
    Net Sales                                   $6,521,693        $4,016,069
    Franchise Fees                                  52,344            71,200
                                                 _________         _________
                                                 6,574,037         4,087,269
Costs and expenses
    Cost of sales                                4,010,476         2,848,606
    Selling and shipping                         1,686,688           718,261
    General and administrative                     682,057           574,865
                                                __________        __________
                                                $6,379,221        $4,141,732
                                                __________        __________

          Income (Loss) from Operations            194,816           (54,463)

     Interest Expense                             (196,267)         (194,092)
     Interest and other income                      51,669            33,842
                                                   _______           ________
        Income (Loss) from operations
              before income taxes                   50,218          (214,713)
Provision for income taxes                           8,615            40,000
                                                 _________          _________
      NET INCOME (LOSS)                         $   41,603         $(254,713)
                                                ==========         ==========
Income (Loss) per common share
Income (Loss) from operations before
           income taxes                               $.01             $(.11)
                                                     =====             ======
Net Income (Loss) per common share                    $.01             $(.13)
                                                     =====             ======

Weighted average common shares outstanding       3,957,596          2,000,000
                                                 =========          =========


                  See Notes to Consolidated Condensed Financial Statements

                              AID AUTO STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                 Three Months Ended March 31
                                                  1996               1995
Cash flows from operating activities
   Net income (loss)                              $41,603          $(254,713)
   Adjustments to reconcile net income (loss)
   to net cash used in operating activities
      Depreciation and amortization                82,993            100,042
      Provision for losses on accounts receivable  33,000             33,000
      Deferred occupancy costs                    (10,610)            13,060
   (Increase) decrease in operating assets
        Accounts Receivable                       542,721            105,933
        Notes Receivable                           14,358             48,242
        Inventories                            (1,916,894)        (1,144,354)
        Prepaid expenses
        & other current assets                   (996,204)          (401,260)
        Security deposits                          (1,965)               200
        Deferred income taxes                         -               40,000
   Increase (decrease) in operating liabilities
        Accounts payable                         1,439,569         1,094,219
        Accrued expenses                          (133,366)           38,625
        Income taxes payable                         6,620            14,932
                                                 _________         _________

     Net cash used in operating activities        (898,175)         (312,074)
                                                 _________         _________

Cash flows from investing activities
        Capital expenditures                      $(85,584)         $(10,647)
                                                  _________         _________
        Net cash used in investing activities     $(85,584)         $(10,647)
                                                  =========         =========
Cash flows from financing activities
    Net borrowings under revolving credit line     738,698           677,453
    Principal payments of long-term debt        (2,031,485)          (10,310)
    Repayment of officers' loans                   (46,840)         (551,951)
                                                 _________           ________

     Net cash (used in) provided by
                financing activities            (1,339,627)          115,192
                                                ___________          _______
     Net decrease in cash and
                cash equivalents                (2,323,386)         (207,529)
Cash and cash equivalents,
    at beginning of year                         4,766,893           359,584
                                                __________           _______
Cash and cash equivalents,
    at end of year                              $2,443,507          $152,055
                                                ==========          ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
                Interest                           186,048           134,839
                Income Taxes                        68,253              -

                        AID AUTO STORES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)



A.      CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the three month period ended
        March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for the period presented, have been made. Results of operations for the three month period ended March
        31, 1996 are not necessarily indicative of the operating results to be expected for the full year.


        For information concerning the Company's significant accounting policies, reference is made to the Company's audited financial statements for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. While the
        Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.


B.      INVENTORIES

        Inventories consist primarily of merchandise purchased for resale.

                                 AID AUTO STORES, INC.


                       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                  For the Three Months Ended March 31, 1996 and 1995

General:

        Aid Auto Stores, Inc. (the "Company"), formed in
        1953, is a franchisor, retailer and wholesaler of automotive parts and accessories. As of March 31, 1996, the Company supplied products to 60 Aid Auto
        Stores, including 43 franchised stores and 17
        Company-owned stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc.
        ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. During the periods covered under "Results of Operations" below, the majority of Aid Auto Stores were owned by franchisees of the Company. The Aid Auto stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" brand, and also under the "Perfect
        Choice"[TM] brand to both do-it-yourself and commercial customers. In 1994, in anticipation of commencing its Company-owned mini-warehouse
        Superstore growth strategy, the Company curtailed the granting of new franchises, so as to preserve favorable locations for Company owned Superstores.
        In April, 1995, the Company consummated its initial public offering, the net proceeds of which were approximately $7,300,000 (the "Initial Public
        Offering"). As described below, as of March 31, 1996, the Company had opened three new Superstores and had acquired, in December 1995, ten franchised
        Aid Auto Stores located in Long Island, New York, of which it currently intends to convert nine to Superstores. The Company currently anticipates that the opening of up to 48 to 60 Superstores in the five-year period following the April, 1995
        Initial Public Offering. The number of stores to be opened during this period is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The Company's operating expenses are expected to increase significantly in connection with the Superstore growth program and, accordingly, the Company's future profitability will depend upon corresponding increases in revenue from Superstore operations, of which there can be no assurance.

        On July 22, 1995, the Company held the Grand
        Opening of its first new Company-owned Superstore.
        The store is located in Long Island City, in the New York City Borough of Queens. This Superstore has had average daily sales far in excess of that generated by the Company's non-Superstores. In
        March, 1996, the Company opened Superstore locations on a main thoroughfare in Brooklyn, New
        York and in a major shopping mall in the New York
        City Borough of Staten Island.

        The Company has also sought to grow its operations by means of acquiring other companies, including
        Aid franchisees, having parts and accessories retail stores. On December 15, 1995, the Company acquired ten franchised Aid Auto stores located in Long Island, New York. Following the acquisition, the Company commenced converting up to nine of the ten stores into Aid Auto Superstores.

        Income from operations for the first quarter of 1996 compared to the loss from operations in the first quarter of 1995 is primarily due to the increased volume of high profit margin retail sales as a result of the increased number of Company-owned stores. These increased retail sales more than offset the reduction in sales to franchises which is attributable to the termination of 19 franchises over the last twenty-seven months due to their failure to meet the standards set for franchisees and for other reasons. Except for two additional franchises granted to existing franchisees, the Company has not granted any new franchises over the last twenty-seven months, consistent with its
        Superstore growth strategy.

Results of Operations:

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

        The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 17 existed at March 31, 1996 and four at March 31, 1995. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 43 existed at March 31, 1996 and 54 at March 31,
        1995, and through Ames, to hundreds of other customers. Revenues increased by $2,487,000 (or
        60.8%) from $4,087,000 for the three months ended
        March 31, 1995 to $6,574,000 for the three months ended March 31, 1996. The increase in revenues in 1996 was due primarily to the increase of $2,847,000 in sales from Company-owned stores from $555,000 for the three months ended March 31, 1995 to $3,402,000 for the three months ended March 31, 1996. Subsequent to the first quarter of 1995, the Company acquired ten franchised Aid Auto
        Stores located in Long Island, New York, and opened three new Superstores. In addition, the seasonal cold and wet winter of 1995-1996 resulted in the increase in the sale of certain items (e.g.
        anti-freeze and other winter chemicals) and an increased need for other winter maintenance items
        (especially when compared to the exceptionally mild, auto-friendly winter weather in 1994-1995 which resulted in a decrease in the sale of winter items). Revenue increases were offset in part by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Furthermore, seven franchised stores were terminated by the Company in 1995, and an additional five franchised stores were terminated in the first quarter of 1996. In addition, there was a slight decrease in the Ames sales in the first quarter of 1996 as compared to the first quarter of 1995.

        Cost of sales increased by $1,161,000 (40.8%) from $2,849,000 for the months ended March 31, 1995 to $4,010,000 for the first three months of 1996.
        The increase in cost of sales in absolute dollars was attributable to the increased volume of sales in 1996. As a percentage of net sales, cost of sales declined from 70.9% for the three months ended March 31, 1995 to 61.5% for the comparable period in 1996, reflecting the significantly higher margins on retail sales from the new
        Superstores (as compared to lower margin on wholesale sales) and the additional number of Company-owned stores.

        Selling and shipping expenses increased by $969,000 (or 135.0%) from $718,000 (17.9% of net sales) for the three months ended March 31, 1995 to $1,687,000 (25.9% of net sales) for the three months ended March 31, 1996. The increase as an absolute amount and as a percentage of net sales for the three month period was due primarily to a substantial increase of selling expenses, reflecting a greater company infrastructure and a significant increase in the Company's retail operations. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of these operations. As a result of the Company's strong efforts to control costs, the shipping expense dollars remained essentially constant despite the large increase in sales volume.

        General and administrative expenses increased by $107,000 (or 18.6%), from $575,000 (14.3% of net sales) for the three months ended March 31, 1995 to $682,000 (10.5% of net sales) for the three months ended March 31, 1996. The increase in absolute dollars was due to the additional infrastructure needed in connection with the increased volume of business from the additional
        Company stores. The significant decrease as a percentage of sales for the first three months of 1996 was due to the increase in sales volume as well as the Company's concentration on controlling costs.

        Interest expense increased, $2,000, from $194,000 for the first quarter ended March 31, 1995 to $196,000 for the first quarter ended March 31, 1996. This nominal increase was due to a reduction in the interest rate charged by the Company's Bank during the first quarter of 1996 as compared to the same period in the prior year. The lower interest rate offset the effect of the increase in the average outstanding bank debt balance during the first quarter of 1996 as compared to the first quarter of 1995.

        The income from operations for the first three months of 1996 was $195,000 compared to a loss from operations of $54,000 for the three months ended March 31, 1995 as a result of the above factors.


Liquidity and Capital Resources:

        The Company had working capital of $6,573,000 at March 31, 1996, as compared to $6,553,000 at December 31, 1995, essentially maintaining its working capital at the same level at the beginning and end of the first quarter. Through March 31, 1996, the Company had financed its capital requirements predominantly through a bank loan and credit facility, currently with Israel Discount
        Bank of New York (the "Bank"), through loans from one of its officers, and through the Company's
        Initial Public Offering, the net proceeds of which were approximately $7,300,000.

        Net cash used in operating activities was $312,000
        for the first three months of 1995 and $898,000 for the first three months of 1996. The increase in 1996 was attributable primarily to increases in inventories as a result of the increase in the number of retail stores, as well as an increase in prepaid expenses and other current assets compared to the prior comparable period, offset in part by a decrease in accounts receivable, an increase in accounts payable, and the generation of net income in the first quarter of 1996 as compared to a loss in the same period in the prior year. Net cash utilized in investing activities was $11,000 and $86,000 in the first three months of 1995 and 1996, respectively, the increase reflecting increased capital expenditures in connection with the Superstore expansion program. Net cash of $115,000 was provided by financing activities in the first three months of 1995 compared to $1,340,000 used in financing activities in the first three months of 1996. The shift was primarily attributable to the use of a short term note in connection with the acquisition of the ten store locations.

        The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.

        Effective September 1, 1995, the Company entered into a loan agreement with the Bank for a two year revolving credit line of up to an aggregate of $6,000,000 with an interest rate equal to the prime rate. As of March 31, 1996, $5,749,898 was outstanding under the line of credit. In connection with the entry into the loan agreement, the Bank released the personal guarantee of Philip
        L. Stephen, the Company's Chairman, Chief
        Executive Officer, President, and majority shareholder, and also released the subordination of his loan to the Company to the loan by the Bank. In March, 1996, the subordination was reinstated for $425,000, which is less than the full amount of the loan.

        Substantially all of the Company's assets are pledged to the Bank as collateral, and the Company is prohibited from granting a security interest to any party other than the Bank, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets. As of March 31, 1996, the Company was in compliance with all of the covenants contained in the loan agreement with the Bank. In the event that the Company is unable to make payment on its line of credit when due on August 31, 1997, the Bank could foreclose on the collateral, which would have a material adverse effect on the Company.

        At March 31, 1996, the Company was indebted to Mr.
        Stephen in the aggregate amount of $2,500,000.
        The $2,500,000 loan is evidenced by two promissory notes. The notes bear interest at the interest rate charged by the Company's bank, payable monthly, with principal payable in quarterly installments commencing May 1, 1996 through February 1, 2000. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by the Bank of payment in full of outstanding Bank indebtedness.

        The Company's accounts receivable, less allowances for doubtful accounts, at March 31, 1996, were $2,415,000, as compared to $2,991,000 at December
        31, 1995. The decrease was due to a decrease in the amount of wholesale sales on credit terms in 1996 as compared to 1995 combined with the increased collection efforts. At March 31, 1996, the Company's allowance for doubtful accounts was $645,000 which the Company believes is currently adequate for the size and nature of its receivables. At March 31, 1996, notes receivable, less allowance for doubtful accounts, were $449,000, as compared to $464,000 at December 31, 1995. The decrease in notes receivable primarily reflects collections on the promissory notes.
        Currently, eight franchisees are obligated under notes. Their inability to pay for purchases under standard payment terms is due primarily to a downturn in their business during the recessionary economy of 1991 to 1993 (in some cases exacerbated by road construction making access to the stores difficult.) It is the Company's policy to convert accounts receivable to a note when a franchisee has demonstrated an inability to pay its account on a timely basis. Delays in collection or uncollectability of accounts and notes receivable could have an adverse effect on the Company's liquidity and working capital position and could require the Company to increase its allowance for doubtful accounts. Bad debt expense remained constant at $33,000 in the first quarter of 1995 and 1996.

        At March 31, 1996, the Company had deferred tax assets of $443,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

        As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures. In connection with the acquisition of the ten stores described above, the Company was obligated to expend $2,000,000 in cash on January 2, 1996 in repayment of short term notes. In addition as part of the purchase price of the acquisition, at the time of the acquisition, the Company assumed $1,000,000 of trade payables, as well as issued 157,596 shares of common stock of the Company and a promissory note in the amount of $1,507,396.

        The Company has used a substantial portion of the net proceeds of the Initial Public Offering to implement its proposed Superstore growth program.
        The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the timetable for, its proposed expansion), the Company's working capital and current loan facility, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months (including the contemplated conversion of nine of the stores acquired in the acquisition into Superstores, and the opening of at least three Superstores during that period). In the event that the Company's cash flow proves to be insufficient (due to unanticipated expenses, difficulties, problems or otherwise), the Company may be required to seek additional financing for the initial phase of its Superstore growth program or curtail such expansion activities. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations are likely to be sufficient to fund the continuing cost of its growth program to open 48 to 60 Superstores. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of accounts receivable or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with the Bank, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or further personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

Seasonality:

        The Company's business is seasonal to some extent primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters, for which the Company generally achieves only nominal profits or incurs net losses. Weather extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products. However, extremely severe winter weather or rainy conditions tend to reduce sales by causing deferral of elective maintenance.

Impact of Inflation:

        Inflation has not had a material effect on the Company's operations.

                                 AID AUTO STORES, INC.


Part II                OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K

                       (b)   Reports on Form 8-K

        During the quarter ended March 31, 1996, a report was filed on Form 8-K/A.

        The Form 8-K/A contained the Pro Forma Financial
Statements of the ten Long Island franchised stores acquired by the Company in December 1995 and amended the original Form 8-K filed by the Company regarding this acquisition.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AID AUTO STORES, INC.
                                                   _______________________
                                                        (Registrant)


Date:          May 14, 1996                 /s/  Philip L. Stephen
                                            _________________________

                                            Philip L. Stephen, Chairman, Chief
                                            Executive Officer and President




Date:          May 14, 1996              /s/ James Mazzarella
                                        _______________________________
                                        James Mazzarella
                                        Vice President and Chief
                                        Financial Officer
                                        (principal financial officer)