Form 10-Q
period 1996-06-30
AID AUTO STORES INC /DE/
filed 1996-08-14
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC   20549

                                    FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                   OR

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

Common stock, par value of $.001 per share: 3,957,596 shares as of August 1, 1996






                             AID AUTO STORES, INC.


                                   CONTENTS

PART I      FINANCIAL  INFORMATION                                       PAGE

Item 1      Consolidated Condensed Financial Statements:

            Balance Sheets as of June 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .  3

            Statements of Operations for the Six Months Ended
            June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  4

            Statements of Operations for the Three Months Ended
            June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  5

            Statements of Cash Flows for the Six Months Ended
            June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  6

            Notes to Financial Statements . . . . . . . . . . . . . . . .  7


Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .  8



PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 15




SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16




                     AID AUTO STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                              June 30, 1996     Dec. 31, 1995
                                               (unaudited)        (audited)
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . .       $  460,255         $4,766,893
Accounts receivable-trade, net of
  allowances for doubtful accounts
  of $670,000 and $612,000 at June
  30, 1996 and December 31, 1995,
  respectively . . . . . . . . . . . . .        1,937,215          2,991,012
Inventories  . . . . . . . . . . . . . .       11,990,610          9,372,480
Prepaid expenses and other current assets       1,494,805          1,400,703
Notes receivable, net of allowance for
  doubtful accounts of $190,000 at
  June 30, 1996 and December 31, 1995. .          281,445            245,014
Deferred income taxes                             268,000            268,000

    Total current assets . . . . . . . .       16,432,330         19,044,102

FIXED  ASSETS,  NET. . . . . . . . . . .        2,673,278          1,754,124

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  NET. . . . . . . . . . . . . . . . . .        3,734,795          3,929,376

OTHER ASSETS:
Intangible assets. . . . . . . . . . . .           13,977             36,863
Notes receivable - net of current portion         148,589            218,824
Deferred income taxes                             175,000            175,000
Security deposits & other assets . . . .          158,365            143,433

  TOTAL ASSETS . . . . . . . . . . . . .    $  23,336,334        $25,301,722


                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Note payable - bank. . . . . . . . . . .     $ 5,085,530         $ 5,011,200
Accounts payable . . . . . . . . . . . .       4,270,269           4,315,842
Accrued expenses . . . . . . . . . . . .         378,369             487,386
Current portion of long-term debt. . . .         235,097           2,208,225
Note payable - officer . . . . . . . . .         660,000             468,750
  Total current liabilities. . . . . . .      10,629,265          12,491,403


LONG-TERM  DEBT. . . . . . . . . . . . .       1,768,016           1,582,373
DEFERRED  OCCUPANCY  COSTS . . . . . . .         136,775             157,995
NOTE PAYABLE - OFFICER . . . . . . . . .       1,683,750           2,031,250

COMMITMENTS  AND  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    none issued  . . . . . . . . . . . .            -                   -
  Common stock, $.001 par value;
    authorized, 15,000,000 shares;
    3,957,596 shares issued and
    outstanding at June 30, 1996 and
    December 31, 1995. . . . . . . . . .           3,958               3,958
Additional paid-in capital . . . . . . .       8,994,049           9,006,809
Retained earnings. . . . . . . . . . . .         120,521              27,934
                                               9,118,439           9,038,701

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . . .    $ 23,336,334        $ 25,301,722



       See Notes to Consolidated Condensed Financial Statements








                   AID AUTO STORES, INC. AND  SUBSIDIARIES
              CONSOLIDATED  CONDENSED STATEMENTS  OF OPERATIONS
                                   (Unaudited)


                                                  Six Months Ended June 30,
Revenues                                            1996             1995

  Net Sales . . . . . . . . . . . . . .         $13,509,362       $9,489,677
  Franchise Fees  . . . . . . . . . . .             100,319          135,530
                                                 13,609,681        9,625,207


Costs and expenses:
  Cost of sales . . . . . . . . . . . .           8,093,152        6,814,647
  Selling and shipping  . . . . . . . .           2,817,806        1,348,735
  General and administrative  . . . . .           2,353,608        1,461,800
                                                $13,264,566       $9,625,182

     Income from operations . . . . . .             345,115               25

Interest Expense  . . . . . . . . . . .            (395,946)        (356,464)
Interest and other income . . . . . . .             175,033          112,162

     Income (loss) from operations
       before income taxes  . . . . . .             124,202         (244,277)

Provision for income taxes  . . . . . .              31,615           86,000

     NET INCOME (LOSS). . . . . . . . .         $    92,587      $  (330,277)


Income (loss) per common share
     Income (loss) from operations
       before income taxes  . . . . . .                $.02            $(.09)
     Net Income (loss) per common share                $.02            $(.12)


Weighted average common shares outstanding        3,957,596        2,815,469






            See Notes to Consolidated Condensed Financial Statements








                     AID AUTO STORES, INC. AND  SUBSIDIARIES
               CONSOLIDATED  CONDENSED STATEMENTS  OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended June 30,
Revenues                                           1996              1995

  Net Sales . . . . . . . . . . . . . . .       $6,987,669       $5,473,608
  Franchise Fees  . . . . . . . . . . . .           47,975           64,330
                                                 7,035,644        5,537,938

Costs and expenses:
  Cost of sales . . . . . . . . . . . . .        4,082,676        3,966,041
  Selling and shipping. . . . . . . . . .        1,131,118          731,575
  General and administrative. . . . . . .        1,671,551          785,834
                                                $6,885,345       $5,483,450

     Income from operations . . . . . . .          150,299           54,488


Interest Expense  . . . . . . . . . . . .         (199,679)        (162,372)
Interest and other income . . . . . . . .          123,364           78,320

     Income (loss) from operations before
       income taxes . . . . . . . . . . .           73,984          (29,564)

Provision for income taxes  . . . . . . .           23,000           46,000

  NET INCOME (LOSS) . . . . . . . . . . .      $    50,984       $  (75,564)


Income (loss) per common share
     Income (loss) from operations before
       income taxes . . . . . . . . . . .             $.01            $(.01)
     Net Income (loss) per common share .             $.01            $(.02)


Weighted average common shares outstanding       3,957,596         3,621,978






            See Notes to Consolidated Condensed Financial Statements







                    AID  AUTO  STORES, INC. AND  SUBSIDIARIES
              CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                    (Unaudited)


                                                     Six Months Ended June 30,
                                                        1996            1995

Cash flows from operating activities
  Net income (loss) . . . . . . . . . . . . .         $92,587       $(330,277)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities
       Depreciation and amortization  . . . .         336,283         203,525
       Provision for losses on accounts
         receivable . . . . . . . . . . . . .          58,000          66,000
       Deferred occupancy costs . . . . . . .         (21,220)         31,889
   (Increase) decrease in operating assets
       Accounts Receivable  . . . . . . . . .         995,797        (851,637)
       Notes Receivable . . . . . . . . . . .          33,804          74,705
       Inventories  . . . . . . . . . . . . .      (2,618,130)     (1,659,798)
       Prepaid expenses & other current
         assets . . . . . . . . . . . . . . .         (94,102)       (317,804)
       Security deposits. . . . . . . . . . .         (14,932)          1,000
       Deferred income taxes. . . . . . . . .             -            86,322

   Increase (decrease) in operating liabilities
       Accounts payable . . . . . . . . . . .         (58,333)      1,271,553
       Accrued expenses . . . . . . . . . . .        (109,017)         26,990
       Income taxes payable . . . . . . . . .             -          (115,950)
   Net cash used in operating activities. . .      (1,399,263)     (1,513,482)

Cash flows from investing activities
   Capital expenditures . . . . . . . . . . .     $(1,037,970)      $ (34,108)

   Net cash used in investing activities. . .     $(1,037,970)      $ (34,108)

Cash flows from financing activities
   Net borrowings under revolving credit line          74,330        (390,811)
   Principal payments of long-term debt . . .      (1,787,485)        (21,134)

   Repayment of officers' loans . . . . . . .        (156,250)       (551,951)
   Net proceeds from issuance of common stock            -          7,297,366

   Net cash (used in) provided by financing
     activities . . . . . . . . . . . . . . .      (1,869,405)      6,333,470

   Net (decrease) increase in cash and cash
     equivalents. . . . . . . . . . . . . . .      (4,306,638)      4,785,880

Cash and cash equivalents, at beginning
  of year . . . . . . . . . . . . . . . . . .       4,766,893         359,584
Cash and cash equivalents, at end of year . .     $   460,255     $ 5,145,464

Supplemental disclosures of cash flow
  information:
     Cash paid during the year for
         Interest . . . . . . . . . . . . . .         378,100         303,460
         Income taxes . . . . . . . . . . . .         119,228         161,999



             See Notes to Consolidated Condensed Financial Statements








                      AID AUTO STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
                                    (Unaudited)



A.     CONSOLIDATED  FINANCIAL  STATEMENTS:

       The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows for the periods presented have been made. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.


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



                             AID AUTO STORES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


General:

       Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a franchisor, retailer and wholesaler of automotive parts and accessories. As of June 30, 1996, the Company supplied products to 59 Aid Auto Stores, including 41 franchised stores and 18 Company-owned stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice" brands to both do-it-yourself ("DIY") and commercial customers. In 1994, in anticipation of commencing its Company-owned mini-warehouse Superstore growth strategy, the Company curtailed the granting of new franchises, so as to preserve favorable locations for Company-owned Superstores.
       In April 1995, the Company consummated its Initial Public Offering, the net proceeds of which were approximately $7,300,000. As of June
       30, 1996, the Company had opened four new Superstores and had acquired (in December, 1995) ten franchised Aid Auto Stores located in Long Island, New York, of which it currently intends to convert nine to Superstores. The Company currently anticipates the opening of up to 48 to 60 Superstores in the five-year period following the April 1995 Initial Public Offering. The number of stores to be opened during this period is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The
       Company's operating expenses have increased significantly, and are expected to continue to increase, in connection with the Superstore growth program. Accordingly, the Company's future profitability will depend upon corresponding increases in revenue from Superstore operations, of which there can be no assurance.

       On July 22, 1995, the Company held the Grand Opening of its first new Company-owned Superstore. The store is located in Long Island City, in the New York City Borough of Queens. As of June 30, 1996, the Company opened Superstore locations on main thoroughfares in Brooklyn and Queens, New York and in a major shopping mall in Staten Island, New York.

       The Company has also sought to grow its operations by means of acquiring other companies, including Aid franchisees, having parts and accessories retail stores. On December 15, 1995, the Company acquired ten franchised Aid Auto stores located in Long Island, New York. Following the acquisition, the Company commenced converting up to nine of the ten stores into Aid Auto Superstores.


Results of Operations:

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995. Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

       The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 18 existed at June 30, 1996 and four existed at June 30, 1995. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 41 existed at June 30, 1996 and 69 existed at June 30, 1995, and through Ames, to hundred of other customers. Revenues increased by $3,985,000 or 41.4% from $9,625,000 for the six months ended June 30, 1995 to $13,610,000 for the six months ended June 30, 1996 and by $1,498,000 or 27.0% from $5,538,000 for the three months ended June 30, 1995 to $7,036,000 for the three months ended June 30, 1996. The increase in revenues in 1996 was primarily due to the increase of $6,538,000 and $3,821,000 in sales from Company-owned stores from $1,240,000 to $ 7,778,000 for the six months ended June 30, 1995 and 1996, respectively, and $ 555,000 to $ 4,376,000 for the three months ended June 30, 1995 and 1996, respectively. Subsequent to the second quarter of 1995, the Company acquired ten franchised Aid Auto Stores located in Long Island, New York, and opened four new Superstores. In addition, the seasonal cold and wet winter of 1995-1996 resulted in the increase in the sale of certain items (e.g. anti-freeze and other winter chemicals) and an increased need for other winter maintenance items (especially when compared to the exceptionally mild, auto-friendly winter weather in 1994-1995 which resulted in a decrease in the sale of winter items). Revenue increases were offset in part by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Furthermore, an additional seven franchised stores were terminated in the first half of 1996.

       Cost of sales increased by $1,278,000 or 18.8%, and $117,000 or 2.9%, from $6,815,000 to $8,093,000 for the six months ended June 30, 1995 and 1996, respectively, and from $3,966,000 to $4,083,000 for the three months ended June 30, 1995 and 1996, respectively. The increase in cost of sales in absolute dollars was attributable to the increased volume of sales in 1996. As a percentage of net sales, cost of sales declined from 71.8% and 72.5% for the six and three month periods ended June 30, 1995, respectively, to 59.9% and 58.4% for the comparable periods in 1996, reflecting the significantly higher margins on retail sales from the new Superstores (as compared to lower margin on wholesale sales).

       Selling and shipping expenses increased by $1,469,000 or 108.9% from $1,349,000 or 14.2% of net sales for the six months ended June 30, 1995 to $2,818,000 or 20.9% of net sales for the six months ended June 30, 1996. Selling and shipping expenses increased by $399,000 or 54.5% from $732,000 or 13.4% of net sales for the second quarter of 1995 to $1,131,000 or 16.2% of net sales for the second quarter of 1996. The increase as an absolute amount and as a percentage of net sales for the three and six month periods was due primarily to a substantial increase of selling expense, reflecting a greater Company infrastructure and a significant increase in the Company's retail operations. Selling expense is higher for a retail operation than for a wholesale operation, reflecting the nature of these operations. As a result of the Company's strong efforts to control costs, the shipping expense dollars remained essentially constant despite the large increase in sales volume.

       General and administrative expenses increased by $892,000 or 61.0%, from $1,462,000 or 15.4% of net sales for the six months ended June 30, 1995 to $2,354,000 or 17.4% of net sales for the six months ended June 30, 1996. General and administrative expenses increased by $886,000 or 113.0% from $786,000 or 14.4% of net sales for the second quarter of 1995 to $ 1,672,000 or 23.9% of net sales for the second quarter of 1996. The increase as an absolute amount and as a percentage of net sales for the three and six month periods was due to the additional infrastructure needed in connection with the increased volume of business for the additional Company-owned stores.

       Interest expense increased $39,000, from $357,000 for the six months ended June 30, 1995 to $396,000 for the comparable period of 1996. Interest expense increased $38,000 from $162,000 for the second quarter ended June 30, 1995 to $200,000 for the second quarter ended June 30, 1996. This nominal increase was due to increased borrowings from the Company's bank as well as interest incurred in connection with the acquisition of the ten stores.

       The increase in income from operations and net income for the three and six month periods ended June 30, 1996 as compared to comparable periods in 1995 is a result of the above aforementioned factors.


Liquidity and Capital Resources:

       The Company had working capital of $5,803,000 at June 30, 1996, as compared to $6,553,000 at December 31, 1995, reflecting the decrease in the accounts receivable-trade associated with the Aid Auto franchisees as the Company changes its operations to a retail from a wholesale environment. Through June 30, 1996, the Company had financed its capital requirements predominantly through a bank loan and credit facility, currently with Israel Discount Bank of New York (the "Bank"), through loans from one of its officers, and through the Company's Initial Public Offering, the net proceeds of which were approximately $7,300,000.

       Net cash used in operating activities was $1,513,000 for the first six months of 1995 and $1,399,000 for the first six months of 1996. The decrease in 1996 was attributable primarily to increases in inventories, as a result of the increase in the number of retail stores, and decreases in accounts payable, offset by decreases in accounts receivable, as well as the generation of net income in the first half of 1996 as compared to a loss in the same period of 1995. Net cash utilized in investing activities was $34,000 and $1,038,000 in the first six months of 1995 and 1996, respectively, the increase reflecting increased expenditures on fixed assets in connection with the Superstore expansion program. Net cash of $6,333,000 was provided by financing activities in the first six months of 1995 compared to $1,869,000 used in financing activities in the first six months of 1996. The shift was primarily attributable to the receipt of the net proceeds of the Initial Public Offering in the first half of 1995 and to the use of a short term note in connection with the acquisition of the ten store locations.


       Effective September 1, 1995, the Company entered into a new loan agreement with the Bank for a two year revolving credit line of up to an aggregate of $6,000,000 with an interest rate equal to the prime rate. As of June 30, 1996, $5,085,530 was outstanding under the line of credit. In connection with the entry into the new loan agreement, the Bank released the personal guarantee of Philip L. Stephen, the Company's Chairman, Chief Executive Officer, President, and majority shareholder, and also released the subordination of his loan to the Company to the loan by the Bank. In March, 1996, the subordination was reinstated for $425,000, which is less than the full amount of the loan.

       Substantially all of the Company's assets are pledged to the Bank as collateral, and the Company is prohibited from granting a security interest to any party other than the Bank, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with the Bank limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets. As of June 30, 1996, the Company was in compliance with all of the covenants contained in the loan agreement with the Bank. In the event that the Company is unable to make payment on its line of credit when due on August 31, 1997, the Bank could foreclose on the collateral, which would have a material adverse effect on the Company.

       At June 30, 1996, the Company was indebted to Mr. Stephen in the aggregate amount of $2,343,750. The $2,343,750 loan is evidenced by two promissory notes. The notes initially bear interest at seven percent (7%) per annum, payable monthly, with principal payable in quarterly installments commencing May 1, 1996 through February 1, 2000. On January 31, 1996, the interest rate converted to the interest rate charged by the Company's bank. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by the Bank of payment in full of outstanding Bank indebtedness.

       The Company's accounts receivable, less allowances for doubtful accounts, at June 30, 1996, were $1,937,000, as compared to $2,991,000 at December 31, 1995. The decrease was due to a decrease in the amount of wholesale sales on credit terms in 1996 as compared to 1995. At June 30, 1996, the Company's allowance for doubtful accounts was $670,000, which the Company believes is currently adequate for the size and nature of its receivables. At June 30, 1996, notes receivable, less allowance for doubtful accounts, were $430,000, as compared to $464,000 at December 31, 1995. The decrease in notes receivable primarily reflects collections on the promissory notes. Currently, eight franchisees are obligated under notes. Their inability to pay for purchases under standard payment terms is due primarily to a downturn in their business during the recessionary economy of 1991 to 1993 (in some cases exacerbated by road construction making access to the stores difficult). It is the Company's policy to convert accounts receivable to a note when a franchisee has demonstrated an inability to pay its account on a timely basis. Delays in collection or uncollectability of accounts and notes receivable could have an adverse effect on the Company's liquidity and working capital position.

       At June 30, 1996, the Company had deferred tax assets of $443,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

       As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures. In connection with the acquisition of the ten stores described above, the Company was obligated to expend $2,000,000 in cash on January 2, 1996 in repayment of short term notes. In addition as part of the purchase price of the acquisition, the Company assumed $1,000,000 of trade payables, as well as issued 157,596 shares of common stock of the Company and a promissory note in the amount of $1,507,396.

       The Company has used a substantial portion of the net proceeds of the Initial Public Offering to implement its proposed Superstore growth program. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations will be sufficient to fund the continuing cost of its growth program to open 48 to 60 Superstores.
       To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of accounts receivable or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with the Bank, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or further personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

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

                               NONE





                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AID AUTO STORES, INC.
                                     (Registrant)


Date:  August 14, 1996

                                     Philip L. Stephen, Chairman, Chief
                                     Executive Officer and President




Date:  August 14, 1996
                                      Frank Mangano
                                      Chief Financial Officer
                                      (principal financial officer)


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AID AUTO STORES, INC.
                                 (Registrant)


Date:  August 14, 1996                     /s/ Philip L. Stephen
                                           Philip L. Stephen, Chairman, Chief
                                           Executive Officer and President




Date:  August 14, 1996                      /s/ Frank Mangano
                                            Frank Mangano
                                            Chief Financial Officer
                                            (Principal Financial Officer)