Form 10-Q
period 1996-09-30
AID AUTO STORES INC /DE/
filed 1996-11-14
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                          	Washington, DC   20549

                                 	FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended  September 30, 1996

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

Common stock, par value of $.001 per share: 3,957,596 shares as of November 1, 1996.



                       	AID AUTO STORES, INC.


                              CONTENTS

PART I	FINANCIAL  INFORMATION	                                          PAGE

Item 1	Consolidated Condensed Financial Statements:

		Balance Sheets as of September 30, 1996 and
		December 31, 1995	                                                      3

		Statements of Operations for the Nine Months Ended
		September 30, 1996 and 1995	                                            4

		Statements of Operations for the Three Months Ended
		September 30, 1996 and 1995	                                            5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 1996 and 1995	                                            6

		Notes to Financial Statements	                                          7


Item 2	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	                                    8



PART II	OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders               13

Item 6	Exhibits and Reports on Form 8-K	                                 13





SIGNATURES	                                                              14




                 	AID  AUTO  STORES,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                                    ASSETS

                                              	Sept. 30, 1996 	   Dec. 31, 1995
                                                 (unaudited)     	   (audited)
CURRENT ASSETS:
Cash and cash equivalents	                       	$  410,987       	$4,766,893
Accounts receivable-trade, net of
 allowances for doubtful accounts of
 $662,000 and $612,000 at September
 30, 1996 and  December 31, 1995,
 respectively	                                    	1,647,050        	2,991,012
Inventories	                                     	11,927,636        	9,372,480
Prepaid expenses and other current assets	        	1,778,790        	1,400,703
Notes receivable, net of allowances for
 doubtful accounts of  $190,000 at Sept.
 30, 1996 and Dec. 31, 1995                         	303,310          	245,014
Deferred income taxes	                               268,000    	      268,000

     Total current assets	                      	 16,335,773     	  19,044,102

FIXED  ASSETS,  NET	                              	2,750,783        	1,754,124

COSTS IN EXCESS OF NET ASSETS ACQUIRED, NET	      	3,675,005        	3,929,376

OTHER ASSETS:
Intangible assets	                                   	13,171           	36,863
Notes receivable - net of current portion	          	111,476          	218,824
Deferred income taxes	                              	175,000          	175,000
Security deposits & other assets	          	         159,221   	       143,433

    TOTAL  ASSETS:	                           	$  23,220,429    	$  25,301,722


                 				LIABILITIES  AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
Note payable - bank	                             	$5,856,751       	$5,011,200
Accounts payable	                                 	3,589,307        	4,315,842
Accrued expenses	                                   	230,140          	487,386
Current portion of long-term debt	                  	250,025        	2,208,225
Note payable - officer	                              660,000     	     468,750

     Total current liabilities	                 	 10,586,223      	 12,491,403

LONG-TERM  DEBT	                                  	1,842,133        	1,582,373
DEFERRED  OCCUPANCY  COSTS	                         	126,164          	157,995
NOTE PAYABLE - OFFICER	                           	1,527,500        	2,031,250

COMMITMENTS  AND  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
    2,000,000 shares; none issued                       	-                 -
  Common stock, $.001 par value; authorized,
    15,000,000  shares; 3,957,596 shares issued
    and outstanding 	                                 	3,958            	3,958
  Additional paid-in capital	                     	9,006,809        	9,006,809
  Retained earnings	                                 127,642    	       27,934

                                            	      9,138,409    	    9,038,701

     Total liabilities and shareholders'
     equity    	                                $ 23,220,429     	$ 25,301,722




          See Notes to Consolidated Condensed Financial Statements




                   	AID AUTO STORES, INC. AND  SUBSIDIARIES
             	CONSOLIDATED CONDENSED STATEMENTS  OF OPERATIONS
	                                (Unaudited)

                                                 	 Nine Months Ended Sept. 30,
Revenues                                                 	1996           	1995

 Net Sales                                        	$20,399,673   	$ 14,502,597
 Franchise Fees	                                 	     145,619   	     202,930
                                                  	 20,545,292   	  14,705,527

Costs and expenses:
 Cost of sales	                                    	12,233,099     	10,195,781
 Selling and shipping                               	4,131,492      	2,172,971
 General and administrative                      	   3,641,072       2,355,342
                                                	$  20,005,663   	$ 14,724,094

  	Income from operations	                           	 539,629        	(18,567)

Interest Expense	                                    	(603,712)      	(520,660)
Interest and other income	                        	    196,870    	    232,242

  	Income (loss) before income taxes	                 	132,787       	(306,985)

Provision for income taxes	                      	      33,079	         141,000

   NET INCOME (LOSS)                                	$  99,708    	$  (447,985)

Income (loss) per common share
  	Income (loss) before income taxes	                   	$ .03          	$(.10)
	Net Income (loss) per common share	                    	$ .03          	$(.14)

Weighted average common shares outstanding	        	 3,957,596    	  3,147,253







          	See Notes to Consolidated Condensed Financial Statements







              				AID AUTO STORES, INC. AND  SUBSIDIARIES
            	CONSOLIDATED  CONDENSED STATEMENTS  OF OPERATIONS
                               	(Unaudited)

                                                 	Three Months Ended Sept. 30,
Revenues                                            	     1996           	1995

 Net Sales	                                        	$6,890,311    	$ 5,012,920
 Franchise Fees	                                  	     45,300          67,400
                                                   	 6,935,611     	 5,080,320

Costs and expenses:
 Cost of sales	                                     	4,139,947      	3,381,135
 Selling and shipping	                              	1,313,686        	824,236
 General and administrative	                     	   1,287,464         893,543
                                                 	$  6,741,097    $  5,098,914

  	Income from operations	                           	 194,514        	(18,594)

Interest Expense	                                    	(207,766)      	(164,196)
Interest and other income	                              21,837         120,080

  	Income (loss) before income taxes	                   	8,585        	(62,710)

Provision for income taxes	                       	      1,464   	      55,000

    NET INCOME (LOSS)	                               	$  7,121    	$  (117,710)

Income (loss) per common share
  	Income (loss) before income taxes                  	$   -       $      (.02)
  	Net Income (loss) per common share	                	$   -       $      (.03)

Weighted average common shares outstanding	          3,957,596       3,800,000



        	See Notes to Consolidated Condensed Financial Statements








                	AID  AUTO  STORES, INC. AND  SUBSIDIARIES
           	CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                              	(Unaudited)

                                                 	 Nine Months Ended Sept. 30,
                                                         	1996           	1995
Cash flows from operating activities
 Net income (loss)	                                	$   99,708      	$(447,987)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation and amortization	                    	537,645        	313,424
    Provision for losses on accounts receivable	        50,000    	    109,000
   	Deferred occupancy costs	                      	   (31,831)         11,524
 (Increase) decrease in operating assets
    Accounts Receivable	                             1,293,962        	251,590
    Notes Receivable	                                  	49,052        	116,552
    Inventories	                                   	(2,555,156)    	(2,686,717)
    Prepaid expenses & other current assets	         	(378,087)      	(273,715)
    Security deposits	                                	(15,788)        	(6,990)
    Deferred income taxes	                                	-          	126,320

 Increase (decrease) in operating liabilities
    Accounts payable	                                	(726,533)       	744,764
    Accrued expenses	                                	(257,246)           	298
    Income taxes payable	                                  -          (111,214)

 Net cash used in operating activities	             (1,934,274)    	(1,853,151)

Cash flows from investing activities
   	Capital expenditures     	                  	  $(1,256,243)  	  $ (411,811)

   	Net cash used in investing activities	       	 $(1,256,243)   	 $ (411,811)

Cash flows from financing activities
   	Net borrowings under revolving credit line	        845,551        	587,063
   	Principal payments of long-term debt	          	(1,698,440)       	(31,438)

   	Repayment of officers' loans	                 	   (312,500)     	 (551,951)
   	Net proceeds from issuance of common stock	           -          7,296,873

   	Net cash (used in) provided by financing
	   activities	                                  	  (1,165,389)    	 7,300,547

   	Net (decrease) increase in cash and cash
	   equivalents	                                   	(4,355,906)     	5,035,585

Cash and cash equivalents, at beginning of year	     4,766,893         359,584
Cash and cash equivalents, at end of year	      	$     410,987     $ 5,395,169

Supplemental disclosures of cash flow information:
   	Cash paid during the year for
		       Interest	                                    	572,775        	446,198
		       Income taxes	                                	126,956        	161,999



          	See Notes to Consolidated Condensed Financial Statements







                	AID AUTO STORES, INC. AND SUBSIDIARIES
        	NOTES TO CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
                             	(Unaudited)


A.	CONSOLIDATED  FINANCIAL  STATEMENTS:

The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995 and statement of cash flows for the nine month period ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the periods presented have been made. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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








                             	AID AUTO STORES, INC.


                   	Management's Discussion and Analysis of
                	Financial Condition and Results of Operations


General:

Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchisor of automotive parts and accessories. As of September 30, 1996, the Company supplied products to 60 Aid Auto Stores, including 18 Company-owned stores and 42 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice(tm)" brands to both do-it-yourself and commercial customers. In 1994, in anticipation of commencing its Company-owned mini-warehouse Superstore growth strategy, the Company curtailed the granting of new franchises, so as to preserve favorable locations for Company-owned Superstores. In April
1995, the Company consummated its Initial Public Offering, the net proceeds of which were approximately $7,300,000 (the "Initial Public Offering").
As of September 30, 1996, the Company had opened four new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores located in Long Island, New York, of which it currently intends to convert nine to Superstores. The Company currently anticipates the opening of up to 48 to 60 Superstores in the five-year period following the April 1995 Initial
Public Offering. The number of stores to be opened during this period is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the avaif new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The Company's operating expenses have increased significantly, and are expected to continue to increase, in connection with the Superstore growth program. Accordingly, the Company's future profitability will depend upon corresponding increases in revenue from Superstore operations, of which there can be no assurance.

On July 22, 1995, the Company held the Grand Opening of its first new Company-owned Superstore. The store is located in Long Island City, in the New York City Borough of Queens. As of September 30, 1996, the Company opened Superstore locations on main thoroughfares in Brooklyn and Queens, New York and in a major shopping mall in Staten Island, New York.

The Company has also sought to grow its operations by means of acquiring other companies, including Aid franchisees, having parts and accessories retail stores. On December 15, 1995, the Company acquired ten franchised Aid Auto stores located in Long Island, New York. Following the acquisition, the Company commenced converting up to nine of the ten stores into Aid Auto Superstores.


Results of Operations:

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995. Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 18 existed at September 30, 1996 and four existed at September 30, 1995. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 42 existed at September 30, 1996 and 62 existed at September 30, 1995, and through Ames, to hundreds of other customers. Revenues increased by $5,839,000 or 39.7% from $14,706,000 for the nine months ended September 30, 1995 to $20,545,000 for the nine months ended September 30, 1996 and by $1,856,000 or 36.5% from %5,080,000 for the three months ended September 30, 1995 to $6,936,000 for the three months ended September 30, 1996. The increase in revenues in 1996 was primarily due to the increase in the number of Company-owned stores. (Retail sales increased by $9,707,000 or 403.4% from $2,406,000 for the nine months ended September 30, 1995 to $12,113,000 for the nine months ended September 30, 1996 and by $3,168,000 or 271.5% from $1,167,000 for the three months ended September 30, 1995 to $4,335,000 for the three months ended September 30, 1996. Wholesale sales decreased by $4,498,000 or 37.9% from $12,440,000 for the nine months ended September 30, 1995 to $7,942,000 for the nine months ended September 30, 1996 and by $1,457,000 or 43.0% from $3,846,000 for the three months ended September 30, 1995 to $2,389,000 for the three months ended September 30, 1996.) Subsequent to the third quarter of 1995, the Company acquired ten franchised Aid Auto Stores located in Long Island, New York, and opened four new Superstores. Revenue increases were offset in part by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Six franchised stores were terminated during the nine months ended September 30, 1996.

Cost of sales increased by $2,037,000 or 20.0%, and $759,000 or 22.4% from $10,196,000 to $12,233,000 for the nine months ended September 30, 1995 and 1996, respectively, and from $3,381,000 to $4,140,000 for the three months ended September 30, 1995 and 1996, respectively. The increase in cost of sales in absolute dollars was attributable to the increased volume of sales in 1996. As a percentage of net sales, cost of sales declined from 70.3% and 67.5% for the nine and three month periods ended September 30, 1995, respectively, to 60.0% and 60.1% for the comparable periods in 1996, reflecting the significantly higher margins on retail sales from the new Superstores (as compared to lower margin on wholesale sales).

Selling and shipping expneses increased by $1,959,000 or 90.1% from $2,173,000 or 15.0% of net sales for the nine months ended September 30, 1995 to $4,131,000 or 20.3% of net sales for the nine months ended September 30, 1996. Selling and shipping expenses increased by $490,000 or 59.4% from $824,000 or 16.5% of net sales for the third quarter of 1995 to $1,314,000 or 19.1% of net sales for the third quarter of 1996. The increase as an absolute amount and as a percentage of net sales for the three and nine month periods was due primarily to a substantial increase of selling expense, reflecting a greater Company infrastructure due to a significant increase in the Company's retail operations. Selling expense is higher for a retail operation than for a wholesale operation, reflecting the nature of these operations. As a result of the company's strong efforts to control costs, the shipping expense dollars remained essentially constant despite the large increase in sales volume.

General and administrative expenses increased by $1286,000 or 54.6%, from $2,355,000 or 16.2% of net sales for the nine months ended September 30, 1995 to $3,641,000 or 17.9% of net sales for the nine months ended September 30, 1996. General and administrative expenses increased by $393,000 or 44.1% from $894,000 or 17.8% of net saels for the thrid quarter of 1995 to $1,287,000 or 18.7% of net sales for the thrid quarter of 1996. The increase as an absolute amount and as a percentage of net sales for the three and nine month periods was due to the additional infrastructure needed in connection with the increased volume of business for the additional Company-owned stores.

Interest expense increased $83,000, from $521,000 for the nine months ended September 30, 1995 to $604,000 for the comparable period of 1996. Interest expense increased $44,000 from $164,000 for the third quarter ended September 30, 1995 to $208,000 for the third quarter ended September 30, 1996. This increase was due to increased borrowings from the Company's bank as well as interest incurred in connection with the acquisition of the ten stores and capital expenditures associated with the opening of four new Superstores.

The increase in income from operations and net income for the three and nine month periods ended September 30, 1996 as compared to comparable periods in 1995 is a result of the above aforementioned factors.


Liquidity and Capital Resources:

The Company had working capital of $5,750,000 at September 30, 1996, as compared to $6,553,000 at December 31, 1995, reflecting primarily the increase in capital expenditures in connection with the implementation of its Superstore growth program. Through September 30, 1996, the Company had financed its capital requirements predominantly through a bank loan and credit facility, through loans from one of its officers, and through the Company's Initial Public Offering, the net proceeds of which were approximately $7,300,000.

Net cash used in operating activities was $1,853,000 for the first nine months of 1995 and $1,934,000 for the first nine months of 1996. The increase in 1996 was attributable primarily to increases in inventories, as a result of the increase in the number of retail stores, and decreases in accounts payable, offset by a decrease in accounts receivable, as well as the generation of net income in 1996 as compared to a loss in the same period of 1995. Net cash utilized in investing activities was $412,000 and $1,256,000 in the first nine months of 1995 and 1996, respectively, the increase refelecting increase expenditure on fixed assets in connection with the Superstore expansion program. Net cash of $7,301,000 was provided by financing activities in the first nine months of 1995 compared to $1,165,000 used in financing activities in the first nine months of 1996. The shift was primarily attributable to the receipt of the net proceeds of the Initial Public Offering in 1995 and to repayment in 1996 of long-term debt in connection with the acquisition of the ten franchised Aid Auto stores locations and repayments of it's officer's loan.

On October 22, 1996, the Company entered into a revolving credit facility with GE Capital Corp. ("GE Capital") providing for maximum borrowings of $10,000,000. This facility replaces the existing bank facility which provided for maximum borrowings of $6,000,000. This new facility allows the Company to borrow at the index rate plus 3%. (The index rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of the Wall Street Journal). At October 31, 1996 the index rate was 5.35%. Maximum borrowings under the revolving credit facility are based upon the sum of 65% of eligible inventory and 70% of eligible accounts receivable. The agreement expires on September 30, 1999.

Substantially all of the Company's assets are pledged under this new facility as collateral, and the Company is prohibited from granting a security interest to any party other than GE Capital, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with GE Capital limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling or substantially all of its assets. In the event that the Company is unable to make payment on its line of credit when due on September 30, 1999, the Bank could foreclose on the collateral, which would have a material adverse effect on the Company.

At September 30, 1996, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the aggregate amount of $2,187,500. The $2,187,500 loan was evidenced by two promissory notes. In connection with the new facility with GE Capital, these notes were consolidated into one promissory note. The new note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments commencing November 1, 1996 through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the GE Capital indebtedness as a result thereof. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by the Bank of payment in full of outstanding Bank indebtedness.

The Company's accounts receivable, less allowances for doubtful accounts, at September 30, 1996, were $1,647,000, as compared to $2,991,000 at December
31, 1995. The decrease was due to a decrease in the amount of wholesale sales on credit terms in 1996 as compared to 1995. At September 30, 1996, the Company's allowance for doubtful accounts was $662,000, which the Company believes is currently adequate for the size and nature of its receivables.
At September 30, 1996, notes receivable, less allowance for doubtful accounts, were $415,000, as compared to $464,000 at December 31, 1995. The decrease in notes receivable primarily reflects collections on the promissory notes. Currently, eight franchisees are obligated under notes. Their inability to pay for purchases under standard payment terms is due primarily to a downturn in their business during the recessionary economy of 1991 to 1993 (in some cases exacerbated by road construction making access to the stores difficult). It is the Company's policy to convert accounts receiv n a franchisee has demonstrated an inability to pay its account on a timely basis. Delays in collection or uncollectability of accounts and notes receivable could have an adverse effect on the Company's liquidity and working capital position.

At September 30, 1996, the Company had deferred tax assets of $443,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures. In connection with the acquisition of the ten stores described above, the Company was obligated to expend $2,000,000 in cash on January 2, 1996 in repayment of short term notes. In addition, as part of the purchase price of the acquisition, the Company assumed $1,000,000 of trade payables, as well as issued 157,596 shares of common stock of the Company and a promissory note in the amount of $1,507,396.

The Company has used a substantial portion of the net proceeds of the Initial Public Offering to implement its proposed Superstore growth program. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations will be sufficient to fund the continuing cost of its growth program to open
48 to 60 Superstores. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securites would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with icurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with GE Capital, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

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



Item 4.  Submission of Matters to a Vote of Security Holders

         On October 1, 1996 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

         1. The election of the following individuals to serve as Directors until the next annual meeting and until their successors are duly elected and qualified:

                   Philip L. Stephen
                   Greg M. Stephen
                   Leonard Genovese
                   Lewis R. Cowan
                   Ira Scott Greenspan
                   Werner Neuburger

         2. The ratification of the selection by the Board of Directors of Grant Thornton LLP to serve as Independent Auditors for the year ended December 31, 1996. In this connection, 3,931,713 shares were voted for ratification, 4,500 shares were voted against ratification, and 10,000 shares abstained.



Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

             	(1)  General Electric Capital Corporation revolving loan and credit agreement with exhibits.

         (b)  Reports on Form 8-K

              NONE








	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               							AID AUTO STORES, INC.
                              								(Registrant)


Date:	November 14, 1996				            /s/ Philip L. Stephen
                                							Philip L. Stephen, Chairman, Chief
                                							Executive Officer and President




Date:	November 14, 1996				            /s/ Frank Mangano
                                							Frank Mangano
                                							Chief Financial Officer
                             										(principal financial officer)