Form 10-K
period 1996-12-31
AID AUTO STORES INC /DE/
filed 1997-04-07
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                     FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.  1-13710

                              AID AUTO STORES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                    11-22546564
(STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

275 Grand Boulevard, Westbury, New York  11590
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 338-7889

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                  Common Stock, Par Value $.001 Per Share
                               Title of Class
                 Redeemable Common Stock Purchase Warrants
                               Title of Class

Indicate by check mark if whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendemnt to this Form 10-K. [ ]

As of March 14, 1997, the aggregate market value of voting stock hold by nonaffiliates of the registrant was $6,723,750.

As of March 14, 1997, there were 3,957,596 shares of Common Stock (par value $.001 per share) outstanding.


                      Documents Incorporated by Reference

                                Not Applicable


ITEM 1.  BUSINESS

General

Aid Auto Stores, Inc. (the "Company") owns and operates, and franchises, retail automotive parts and accessories stores under the name Aid Auto Stores. These stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" brand (the "Aid Mark"), and also under the "Perfect Choice" brand (the
"Perfect Choice Mark"), to both do-it-yourself ("DIY") and commercial customers. At December 31, 1996, there were 20 Company-owned and 40 franchisee-owned Aid Auto Stores. Through 1995, the Company had derived the majority of its revenues from the wholesale sale of automotive products to its franchisees and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. However, in 1996, the Company derived approximately 62% of its operating revenues from its Company-owned retail automotive stores, in contrast to only 20% in 1995. Aid Auto Stores have operated for more than 40 years and the Company believes that the Aid Auto name is widely recognized by consumers in the New York metropolitan area. The Company is seeking to capitalize on such name recognition, as well as its expertise and operating history, warehouse distribution channels and vendor relationships, to become the dominant automotive aftermarket parts distributor and retailer in the Northeast.

The focus of the Company's growth strategy is a Company-owned mini warehouse Superstore program, which program was instituted in 1995 following the completion of the Company's initial public offering in April 1995 (the "Initial Public Offering"). As of December 31, 1996, the Company has opened six new Company-owned Superstores. In addition, on December 15, 1995, the Company acquired ten franchised Aid Auto Stores located in Long Island, New York. Following the acquisition, the Company commenced converting up to nine of the ten stores into Aid Auto Superstores. Four of these stores have been converted and reopened as Superstores, five of the six remaining stores have, to date, implemented the Superstore advertising, inventory and merchandising program. Each Superstore enables consumers and businesses to buy quality automotive products from a large inventory at the lowest possible prices and to do so in a convenient and informed manner. The Company intends to continue such growth by means of opening additional Company-owned Superstores and/or by acquiring other companies, including Aid Auto Stores franchises, having automotive parts and accessories retail stores. The Company currently contemplates having in operation up to 48 to 60 Superstores, including the current Superstores, within the next three years. The Company will need to seek additional debt or equity financing to fund the continuing cost of this program.

Industry Overview

According to industry estimates, the size of the domestic automotive aftermarket for replacement parts, maintenance items and accessories is believed to have been approximately $95 billion in 1995. The Company believes that the automobile aftermarket will grow in the future because of, among other things, increases in the size and age of the United States' automotive fleet, the increasing number of miles driven annually per vehicle, the higher cost of new cars compared to historic costs and the higher cost of replacement parts as a result of technological changes in more recent modesl of vehicles. Moreover, the industry is experiencing a trend toward consolidation, with regional automotive specialty chains gaining market share at the expense of smaller independent operators and less specialized mass merchandisers.
Compared to most small independent retailers, automotive specialty retail chains with multiple locations in given market areas generally enjoy competitive advantages in purchasing, distribution, advertising and marketing. Significant increases in the number of automotive replacement parts in recent years due to the greater number of domestic and imported vehicle makes and models has made it difficult for smaller, independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet consumer demands. In view of the foregoing, the Company believes that considerable growth opportunities exist in the New York metropolitan area and throughout the Northeast because the region contains one of the largest vehicle populations in the country.

Current Business Operations

Aid Auto Stores

Aid Auto Stores are generally situated in high-visibility locations, such as strip shopping malls, and provide an expansive merchandise selection in an attractive store environment. The Company attempts to keep the distinctive signage and color scheme of the Aid Auto Stores consistent among both its Company-owned and franchised locations to increase its name recognition. Aid Auto Stores, which are not Superstores, typically range in size from approximately 3,000 to 5,000 square feet of space. Aid Auto Superstores are designed for an average of 5,000 to 8,000 square feet, although they will be larger on occasion depending on the particular locations. All stores are open daily, including weekends.

Company-Owned Stores. At December 31, 1996, the Company operated 20 Aid Auto Stores, ten of which are Superstores and eight are in the process of being converted to Superstores. These 20 Aid Auto Stores are located in Long Island (11), Brooklyn (3), Queens (3), Staten Island (1), White
Plains (1) and Jersey City (1). In addition, the Company opened a Superstore located in the Bronx in February 1997. The number of Company-owned stores, as of the last day of each of the last three years, is as follows:

         	                  COMPANY-OWNED STORES

                    December 31, 1994    December 31, 1995   December 31, 1996

Non-Superstore               3                  13 (1)              10 (2)
Superstore                   0                   1                  10
Total                        3                  14                  20

(1) During the year ended December 31, 1995, the Company closed a Company-owned non-Superstore, in Brooklyn, New York.

(2) Of these ten stores, eight are expected to be converted to Superstores and have, to date, implemented the Superstore advertising, inventory and merchandising programs.


The Company selects name brand merchandise and merchandise sold under the Aid and Perfect Choice Marks for all of its Company-owned stores, which merchandise is provided from the Company's wholesale distribution center. The Company's stores sell their merchandise for cash and through third-party credit cards. The Company's policy is to refund the purchase price for, or exchange, returned merchandise. The Company believes that, to date, the amount of refunds and exchanges to and for its retail customers has not been material. For the years ended December 31, 1994, 1995 and 1996, the Company's stores generated net sales of $2,613,685, $3,969,815 and $16,690,722, respectively, which constituted approximately 10.8%, 19.6% and 62.1%, respectively, of the Company's overall operating revenues for such periods. For the year ended December 31, 1996, the Company-owned stores reported net income of $146,000 as compared to net losses of $184,000 and $204,000 for the years ended
December 31, 1994 and 1995, respectively. The Company does not believe that the results of operations of its Company-owned stores is necessarily indicative of future operating results. In view of its Superstore growth program, the Company anticipates a continued increase in revenues from Company-owned stores, although there can be no assurance of profitable operations. In addition, the Company-owned stores provide the Company the opportunity to supply all of these stores' inventory needs, increasing the Company's purchasing power and adding to the Company's profitability.

Aid Auto Franchises. At December 31, 1996, the Company had franchise agreements with 19 franchises who independently own and operate a total of 40 Aid Auto Stores in New York and New Jersey. The Company's standard franchise agreement, which grants to the franchisee the license to use the Company's Aid Auto Stores service mark in connection with the franchisee's store, is for an initial term of ten years, which term is subject to automatic five-year renewals thereafter unless terminated by either party prior to six months before the end of the initial term or renewal period, as the case may be. The Company may terminate these franchise agreements due to failure to meet standars set for franchisees and for other reaons.

Franchisees typically pay a one-time initial franchise fee (currently $22,500 for new franchisees and $6,000 for existing franchisees opening additional stores and for independent automotive parts stores who desire to convert their store to a Company franchise) as well as continuing monthly franchise fees of $400. In additiona to franchise fees, the Company's current form of franchise agreement provides that franchisees are required to contribute $775 per month to the Company's advertising and promotion costs. The payment obligations of most of the Company's franchisees are secured by their inventory and equipment and all proceeds from their sale of the foregoing, and by the personal guaranty of the franchisee. The Company provides the franchisee with, among other things, site location assistance, mandatory training, store layout and design assistance, and promotional and advertising services. The franchise agreements require that the store be operated in accordance with operating procedures established by the Company relating to, among other things, signage, advertising (including carrying the products advertised), store hours, cleanliness and compliance with laws. The Company is permitted to regularly inspect the stores to regulate compliance with the foregoing and to check inventories and books and records. In addition, the Company's current form of franchise agreement provides that the Company shall have the right to approve the lease of any franchisee.

More recent franchise agreements, with respect to 15 franchised stores, contain a provision granting the franchisee an exclusive territory of a radius of 1.5 miles from the franchisee's Aid Auto Store location, in consideration of the franchisee purchasing annually at least 75% of its inventory from the Company. In 1995 and 1996, none of the subject stores purchased that level of inventory from the Company. Thus, the Company believes that, upon notice and failure by the franchisee to cure within the appropriate time period, it will be able to terminate such territorial exclusivity. Such provision is expected to be eliminated from future franchise agreements, if any. Notwithstanding the foregoing, the Company has selected and intends to continue to select sites for its Superstores in areas not served by existing Aid Auto Stores and believes that adequate potential sites are available. The Company, in anticipation of opening Company-owned mini warehouse Superstores, sold only one new franchise in 1995, which was sold to an existing franchisee opening an additional store, and none in 1996, and currently intends to continue to restrict the number of franchises granted in the future so as to preservce desirable locations for its proposed new Superstores. The Company sold two franchises in 1994 to existing franchisees opening additional stores, one franchise in 1993 and 13 in 1992. During the entire twelve months of 1994, 1995 and 1996, ten, seven and eight franchises, respectively, were terminated by the Company due to their failure to meet standards set for franchisees and for other reasons.

Although the Company receives franchise fees from its franchisees as described above, the Company derives the principal portion of its franchise-related revenues from the sale of automotive products to its franchisees in connection with its wholesale operations. Currently all of the products marketed on a wholesale basis under the Aid Mark are purchased by the franchisees from the Company, as well as a substantial portion of the other merchandise sold in their stores. While franchise fees accounted for only approximately 1.3%, 1.5% and 0.7% of the Company's operating revenues for the years ended December 31, 1994, 1995 and 1996, respectively, and sales of products to franchisees accounted for 46.4%, 41.7% and 19.2% of net sales, respectively, for these same periods.

Product Line and Pricing. The Aid Auto Stores (Company-owned and franchised) carry an extensive product line which includes new and remanufactured automotive hard parts such as shock absorbers, front end chassis parts, exhaust systems, brakes, alternators, starters, ignitions, automotive batteries, belts and hoses. Product assortment includes parts for both domestic and import cars, light trucks and vans. Aid Auto Stores also carry a complete line of maintenance items such as oil, antifreeze, transmission, brake and power steering fluids, engine additives, protectants and waxes and accessories. The average Company-owned non-Superstore carries about
8,000 stock-keeping units ("SKU's") on premises, although they have, through the Company's wholesale distribution center, access to more than 22,000 additional SKU's within 24 hours. In addition to a wide assortment of national brands, each of the Aid Auto Stores also carry a number of products (such as fan belts, hoses, alternators, starters, brake shoes and water pumps) marketed under the Aid Mark. Furthermore, the Company has developed a new private label brank name program, which is marketed under the name Perfect Choice. The Company currently has developed 32 such private label products, primarily maintenance items, and is seeking to develop approximately 14 additional products over the next six months. The Company has applied for registration of the Perfect Choice trademark with the United States Patent and Trademark Office.

The Aid Auto Stores employ strategic pricing policies to maximize sales and profits; overall prices compare favorably to those of their competitors' retail stores. Such pricing strategy is supported by advertising in newspapers, circulars, radio and television and through in-store promotional signage and displays.

Store Operations. Aid Auto Stores are typically staffed with a manager/owner, assistant manager and several full-time and part-time sales associates, the number of which varies depending on store volume. Store managers are responsible for day-to-day operations, including in-store merchandise presentation, customer relations, store maintenance and sales personnel relations as well as selecting and training new employees. The store management of Company-owned stores receive compensation in the form of salaries and performance-based bonuses and its sales associates for such stores are paid on an hourly basis plus performance incentives. Although the Company relies on on-the-job training to assure that employees are knowledgeable with respect to store merchandise, both the Company-owned and franchised stores generally hire personnel with prior automotive experience. The Company also provides formal training programs for both its franchisees and its own employees, which include regular store meetings on specific sales and product issues, training manuals and special programs under which store personnel can obtain expertise in several technical areas. The Company supplements training with frequent store visits by management.

In 1996, the Company completed the installation of point-of-sale computer terminals at all of its Company-owned stores. These point-of-sale terminals utilize bar code scanning technology to price merchandise in sales transactions. The use of this technology speeds transaction times, reduces register lines and eliminates labor time previously spent in price labeling merchandise. Substantially all of the sales are currently being scanned. The point-of-sale terminals capture sales information at the time of the transaction to enable the generation of sales reports which assist in store and Company-wide planning.

Customer Service. The Company believes that do-it-yourself ("DIY") and commercial customers place a significant value on customer service. Accordingly, the Company emphasizes customer service and knowledgeable and courteous service. Through its training programs, the Company provides its personnel and its franchisees with technical parts expertise, enabling them to advise customers regarding the correct part type and application. Customer service is enhanced by a variety of programs including in-store computerized catalogs which assist in the selection of proper replacement of hard parts; testing of starters, alternators and batteries; free battery charging as well as installation assistance for batteries, windshield wipers and selected other products.

Wholesale Operations

From its centralized purchasing and distribution center located in Westbury, New York, the Company supplies national brand-name products such as Champion, Moog, Wagner, Monroe, Prestone, STP, Armorall and Turtle Wax (as well as a number of products marketed under the Aid and Perfect Choice Marks specifically for the Aid Auto Stores) to its franchised Aid Auto Stores and, through Ames, to other wholesalers, jobbers and non-automotive retail chains, on a wholesale basis.

Aid Auto Wholesale Operations. The Company sells and distributes automotive products from its distribution center's inventory directly to its franchised Aid Auto Stores. The Company supplies substantially all of the merchandise sold by Company-owned stores. It also provides its franchisees with wholesale discounts and other pricing incentives.

Ames Wholesale Operations. The Company's Ames subsidiary sells and distributes national name-brand automotive products from the Company's inventory directly to other wholesalers, retailers, installers and prominent non-automotive retail chains, including supermarkets, home centers and drug store chains. By purchasing products from Ames, non-automotive retail chains are provided a convenient, cost-effective means of participating in the automotive aftermarket. Ames seeks to provide its retail operations cus rofit margins, high sales per square foot, excellent inventory turnover, and an extremely high in-stock position (preventing lost sales). Ames accounted for approximately 40.6%, 35.1% and 18.0% of the Company's net sales for the years ended December 31, 1994, 1995 and 1996, respectively.

As a major automotive warehouse feeder for non-automotive retail merchandisers in the Northeast, Ames is capable of selling and distributing thousands of different name brand products to its customers. In addition, Ames offers a full menu of support services such a strategic planning, merchandise packout, price ticketing, order writing and replenishment, planogramming, advertising support and new store set-ups. Orders are expedited through the Company's Electronic Data Interchange ("EDI") computer link directly from the field to the Company's distribution center, which helps keep lead time to a minimum.

Inventory Management and Distribution

The Company's Westbury distribution center contains 1,636,000 cubic feet of warehouse space and in excess of 30,000 SKU's. It is equipped with an automated conveyor system which expedites the movement of automotive products to the loading area for shipment to its customers on a daily basis. Prior to 1995, the Company shipped all orders in trucks leased and operated by the Company. Effective January 1995, the Company began shipping all of its orders for both the Aid Auto Stores and its Ames customers via Ryder Commercial Leasing & Services ("Ryder") dedicated carrier program pursuant to an agreement entered into in December 1994. The agreement provides that Ryder will, among other things, ship the Company's orders in a fleet of its trucks (the number of which may be adjusted to accommodate changed conditions), maintain all such trucks, provide licensed drivers, handle shipping documents, and provide managerial information system services to the Company, in consideration of a fee schedule (which fees may change in the event the assumptions upon which they were established change). The agreement is subject to termination by Ryder in the event the Company is in substantial default of its obligations thereunder or in the event the parties are unable to agree upon a negotiated rate increase prior to each anniversary date. By contracting its shipping to Ryder and utilizing their expertise and customized services, the Company has achieved operational efficiencies; however, there can be no assurance that such efficiencies will continue.

The Company utilizes an IBM AS/400 computer system at the distribution center and continually modernizes and upgrades its computer capabilities to provide more efficient distribution and inventory control. The Company believes that its inventory management and distribution system results in lower inventory carrying costs for the Company and improved in-stock positions for its customers. The Company is currently enhancing and expanding its electronically linked ordering system with the Aid Auto Stores and its Ames customers, which is intended to imprive inventory control management. Inventory levels are monitored regularly based on sales movement and on management's assessment of the changes and trends in the marketplace.

Manufacturing and Supply

Purchases are made by the Company for both the Aid Auto Stores and Ames wholesale operations directly from automotive parts and accessories manufacturers, and are based upon several criteria, including product quality, price and brand recognition. Most of the merchandise purchased is shipped by vendors to the Company's distribution center. Some of the Company's suppliers provide the Company with prime purchase incentives such as discounts, cooperative advertising and market development funds.

The manufacturers of automotive parts and products typically provide replacement warranties, which the Company, the Aid Auto Stores and Ames, in turn, extend to their customers. In general, the Company is able to return to its suppliers slower moving, obsolete or overstocked items for full credit.

In 1996, the Company purchased products from over 300 suppliers. The Company is dependent on close relationships with its suppliers of automotive parts and equipment, and its ability to purchase products directly from these manufacturers at favorable prices and on favorable terms. No supplier accounted for over 10% of the Company's purchases in 1994, 1995 and 1996. The Company views its relationships with its suppliers as excellent, and believes that alternative sources exist for most of the products it purchases. However, the Company does not maintain supply contracts with any of its suppliers, and it is possible that the loss of any significant supplier could have a material adverse effect on the Company if not replaced in a timely manner and upon suitable terms. The Company's principal suppliers currently provide the Company with certain incentives such as volume purchasing discounts and cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material advers effect on the Company and its operations.

Advertising, Promotion and Marketing

The Company employs strategic pricing policies to maximize sales and profits and, as a result, believes that its overall prices compare favorably to those of its competitors. Such pricing strategy is supported through the extensive use of advertising and promotional activities including newspapers, circulars, direct mail, radio and television, as well as in-store banners, signs, displays and promotions. The Company believes that it's advertising and promotional activities have resulted in significant name recognition in its marketing area. Advertising expenses are substantially offset through franchisee advertising fees and cooperative advertising programs with the Company's vendors. Cooperative advertising involves the sharing of costs for advertising materials that promote both the product and the retail outlet.
The Company views its suppliers as having close and cooperative relationships involving benefits to the Company including volume discounts, rebates, credits, return allowances, cooperative advertising, packaging improvements, signage assistance programs and distribution management.

Superstore Growth Program

General

The Company's objective is to become the dominant automotive aftermarket parts retailer in the Northeast. To accomplish this, in 1995, the Company instituted a Company-owned mini warehouse Superstore growth program. The Superstores are designed to make it possible for consumers and commercial entities to buy top quality automotive aftermarket products from a large inventory at the lowest possible prices. The Superstore growth program currently contemplates having up to 48 to 60 Superstore outlets in operation, including current Superstores, within the next three years. The Company will need to seek additional debt or equity financing to fund the continuing cost of this program. The Superstores target both DIY and commercial customers. The Company evaluates the results of this growth strategy on an ongoing basis and may make such modifications thereto as it deems prudent. The company opened its first Superstore in July 1995 in Queens, New York. In December 1995, the Company acquired 10 stores located in Long Island, New York, which were controlled by a single individual. Nine of the 10 acquired stores are large enough to be converted into Superstores and have already implemented the Superstore advertising, inventory and merchandising program. In 1996, four of these stores have been converted and reopened as Superstores and the Company currently intends to continue to convert these stores into Superstores in 1997. In 1996, the Company opened five additional Superstores, one in Brooklyn, New York, one in Staten Island, New York, one in Queens,
New York, one in Long Island, New York and one in Jersey City, New Jersey.

Site Selection and Future Expansion

The Company believes that substantial growth opportunities exist in its current marketing area (the New York metropolitan area, including New Jersey and Connecticut), as well as throughout the Northeast. Current plans are for future Superstores to be located in heavily populated urban areas, including Long Island, Queens, Brooklyn, Bronx, Westchester and Putnam in New York, north and central New Jersey and the southern tier of Connecticut.

Management believes that it will not experience any significant difficulties in continuing to locate suitable sites for additional new stores or identifying suitable acquisition candidates for conversion to Superstores. Although the outlay to acquire a business that is operating as an independently owned parts store or a franchised Aid Auto Store will vary depending upon the amount of inventory and the amount of space being acquired, the Company believes the average cost to acquire and expand an existing parts store would be the same as the average cost required for the opening of a new store.

The Company is seeking to strategically locate store sites in clusters within the geographic area, which complements the Company's distribution system to potentially achieve maximum distribution economies, advertising and marketing costs and other economies of scale. Other factors considered in the selection of sites for new stores include population density; growth patterns; age and per capita income; vehicle traffic counts; and the number and type of existing automotive facilities, such as auto parts stores, repair facilities and other competitors within a pre-determined radius of the potential new location.

The expenditures associated with the opening of a new mini warehouse Superstore, including the cost of location acquisition, improvements, fixtures, inventory, computer equipment and other pre-opening expenses (including initial salaries, training, promotion and advertising), are currently estimated to average approximately $450,000 per store, depending upon variables such as size of location, extent of improvements, and amount of inventory. While the cost of the six new Superstores has been in this general range, there can be no assurance that such cost levels can be maintained in the future. To the extent actual costs for the establishment of future Superstores are in excess of current estimated costs, the Company may adjust the number of stores it proposes to open and/or may seek to increase the amount of additional financing it may require. There can be no assurance that the Company will have adequate financing to expand the Superstore program or, if it does, that such expansion will be successful.

Superstore Design and Operations

The design for the Company-owned mini warehouse Superstore calls for an average of 5,000 to 8,000 square feet, which will carry between 12,000 to 15,000 SKU's (as opposed to the existing non-Superstore, Aid Auto Stores, which carry an average of only 8,000 SKU's) plus an additional 200,000 SKU's available by special order. The description contained in this section is subject to change as circumstances dictate.

The Superstore includes an improved merchandise presentation with overhead storage for high volume items, automatic restocking battery displays, and warehouse style racks and shelving, permitting self-service selection of automotive replacement parts that are usually stored behind a parts counter in standard format stores.

Given their needs, the Superstores are designed to accommodate the DIY customer. The current Superstores contain a Customer Information Section and future Superstores are expected to do so as well. Customers are able to utilize modern information and diagram computers within the stores to diagnose repairs and supply answers to even the most difficult automotive problems. Repair solutions and instructions are provided free of charge to all customers through the Company's comprehensive Complete Car Care Manual Library. All Superstores have an electronic parts catalog that provides parts information based on vehicle make, model and year. Catalog display screens are available in various locations throughout the store so that employees and customers can take advantage of the electronic catalogs.

An easy access, open-ended Customer Service Station enables customers to interact with the Company's automotive specialists on the open selling floor. This technique differs from the traditional auto parts store that usually has a parts counter separating employees from customers. All Superstores have bold signage with the Aid Auto Stores logo and brightly lit store interiors.

Each Superstore is staffed with a Store Manager, an Assistant Manager, and additional counter salespersons and support staff as required to meet the specific needs of each store. The Company provides financial incentives to its Superstore management team through an incentive compensation program.

Cost control efforts are being emphasized, including improved stock turnaround and suggested order generation at the retail level, bar code scanning, electronic price changes, promotions and updates, full electronic data interchange capabilities between all locations and headquarters, and the use of Telxon hand-held scanning computers for inventory control and replenishment to the distribution center.

Competition

The Company competes both in the DIY and the commercial portions of the automotive aftermarket business. The Company believes the largest share of the DIY market is held by independently owned stores which, while principally selling to wholesale accounts, have significant DIY sales. The Company also competes with other automotive specialty retailing chains, such as R&S Strauss, and in certain of its product categories (such as oil and certain car care products) with discount and general merchandise stores. The Company's major competitors in supplying the commercial market include independent warehouse distributors, independently owned parts stores, automobile dealers and national warehouse distributors and associations such as National Automotive Parts Association (NAPA). The Company may also face competition from large regional automotive aftermarket chains based in other areas of the country, in the event they enter the Company's market, such as Pep Boys which has recently entered the New York market.

The principal competitive factors which effect the Company's business are store location, customer service, product selection, quality and price. The Company believes that it currently competes favorably with its competition with respect to these factors. The Company has well-developed warehouse distribution channels and vendor relationships. Because of volume purchases, the Company is able to offer its products at competitive prices. As a result of its advertising program, the Company believes that products at the store level are able to sell at a faster rate than those of its competitors which do not utilize such an ad campaign. In addition, "Aid Auto Stores" is a highly recognized name in the Company's market.

Employees

As of December 31, 1996, the Company employed approximately 252 persons (excluding franchisees and their employees), of whom 176 were employed at its existing Company-owned Aid Auto Stores, and 76 were employed at the Company's Westbury, New York executive offices and distribution center (including four executive officers, 38 warehouse personnel, four sales representatives, two advertising personnel and 28 corporate and administrative personnel). Currently 37% of the Company's warehouse employees are subject to a collective bargaining arrangement with International Brotherhood of Teamsters Local 239. The Company believes that its labor relations are good. The Company has recently signed a new three-year agreement extending through January 31, 1999 with the union representing the warehouse employees, which agreement has been ratified by the union membership.

Trademarks

The Company's "Aid" trademark used in connection with certain of the Company's automotive products is registered in the United States Patent and Trademark Office, as well as in the states of New York and New Jersey. There are no infringing uses known by the Company which could materially affect the use of such mark. In addition, the Company's "Aid Auto Stores" service mark used in connection with retail store services is registered with the states of New York and New Jersey, and a service mark application has been filed with the United States Patent and Trademark Office. With regard to such application, the Company has been notified that the service mark will be published and that if there is no opposition filed by third parties during the prescribed time period, such service mark will be registered. The Company believes that its trademark and service mark have significant value and are important to its marketing and expansion efforts. In addition, the Company has applied for trademark registration for the Perfect Choice name and mark utilized in connection with its private label merchandise program currently in effect and under continued development. There can be no assurance that the Company will be able to register such other names or service marks or any other name or mark it may consider important, or that the Company's current or future trademarks do not or will not violate the proprietary rights of others, that the Company's marks could be upheld if challenged, or that the Company may not be prevented from using its marks, any of which could have an adverse effect on the Company. Enforcement of one's own proprietary rights or the defense against the proprietary claims of another can be extremely costly and there can be no assurance that the Company will have the financial resources necessary to enforce or defend its marks.

Government Regulation

Although the Company is subject to various laws and governmental regulations relating to its business, the Company does not believe that compliance with such laws and regulations has a material impact on its operations. The Company is subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. To offer and sell franchises, the Company is required by the United States Federal Trade Commission to furnish to prospective franchisees a current franchise offering disclosure document. The Company uses a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. In addition, the Company is required to register and file a UFOC with the appropriate New York State authority. The Company periodically updates its UFOC to include information about new officers and directors, recent financial information and other material events. In addition to New York, other states require registration, special prescribed disclosure or other compliance before the Company could offer franchises in those jurisdictions. However, the Company has no current plans to offer franchises in any states other than New York and New Jersey, if at all.


ITEM 2.	PROPERTIES

The Company's executive offices and distribution center are located at 275 Grand Boulevard, Westbury, New York. Such premises include approximately 1,636,000 cubic feet of warehouse space and are the subject of a lease expiring September 13, 2000 (subject to a possible five-year extension). The annual base rental through the period ending September 13, 2000 was re-negotiated in 1995 so that it will remain constant at $297,505. In addition, the Company pays applicable real estate taxes. The Company believes that its space in Westbury is sufficient to accommodate the increased inventory and distribution demands resulting from the initial stages of the mini-warehouse Superstore growth program.

The Company owns the building for its store located in Williamsburg, Brooklyn, New York, which opened in January 1996. The Company took control of the building and converted the franchised store to a Company-owned store as a result of the franchisee's failure to pay its outstanding indebtedness to the Company.

In addition to the above facilities, there are 19 Company-owned Aid Auto Stores for which the Company leases space. Leases on these stores expire from August 22, 1998 to March 31, 2008 and have annual rental rates ranging from $19,040 to $221,425.

For the Company's new Superstores, it will lease empty space or assume the leases of existing tenants, as required. The Company believes that adequate facilities can be located for additional Superstores on acceptable terms.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not aware of, nor is it a party to, any material legal proceedings at December 31, 1996, or in subsequent periods.


ITEM 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Common Stock, par value $.001 per share, of the Company, and the publicly-traded redeemable warrants to purchase Common Stock of the Company ("Warrants") have been traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers, Automatic Quotation System (NASDAQ) - Small Cap Market, under the symbol "AIDA" and "AIDAW," respectively, and on the Boston Stock Exchange under the symbols "AID" and "AIDW," respectively, since April 11, 1995, and all corresponding prices represent high and low closing sales prices for the Common Stock on NASDAQ for the periods indicated. The NASDAQ qoutations, which represent prices between dealers, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

Common Stock                                          Price Range

                                                  High            Low
Year Ended December 31, 1996
1st Quarter                                       4-7/8          2-2/8
2nd Quarter                                       4-11/32        3-1/2
3rd Quarter                                       3-7/8          2-3/8
4th Quarter                                       3-7/8          2

Year Ended December 31, 1995
2nd Quarter (from April 11, 1996)                 5-1/4          4-1/8
3rd Quarter                                       5-1/2          4-3/4
4th Quarter                                       4-7/8          3-3/4

Warrants

Year Ended December 31, 1996
1st Quarter                                       13/16          5/16
2nd Quarter                                        5/8           3/8
3rd Quarter                                       29/64          7/32
4th Quarter                                       23/32          1/4

Year Ended December 31, 1995
2nd Quarter (from April 11, 1995)                 1-1/8         23/32
3rd Quarter                                       1-3/8         21/32
4th Quarter                                       15/16          3/8

Holders

As of December 31, 1996, there were 44 holders of record of the Common Stock, and 47 holders of record of Warrants. Such numbers do not include shares held in "street name."

Dividend History and Policy

The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of op ements, the Company's financial condition and such other factors as the Board of Directors may consider.


ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for the years ended December 31, 1996, 1995 and 1994 is derived from the Company's consolidated financial statements which have been audited by Grant Thornton LLP, the Company's independent certified public accountants for such period, and the selected financial data for the year ended December 31, 1993 is derived from the Company's consolidated financial statements which have been audited by Lazar, Levine & Company LLP, the Company's independent public accountants for such period.

Consolidated Statement of Operations Data:

                                         Year Ended December 31,
                                         1996             1995           1994          1993


Operating revenues (2)	                  $27,393,678   $20,263,833   $24,182,096   $24,901,794
Cost of sales	                            16,133,042    13,594,260    16,980,220    17,346,107
Selling and shipping	                      7,331,271     3,411,456     3,477,350     3,490,136
General and administrative	                3,260,918     3,476,824     3,180,210     3,049,526
Income (loss) from continuing
 operations before income taxes               30,364      (539,881)	      91,763       668,613
Income (loss) from continuing
 operations(3)	                               30,364      (703,881)       19,763       350,613
Net income (loss)	                            30,364      (703,881)       19,763        51,153
Income (loss) from continuing
 operations per share	                    $      .01         ($.22)         $.01          $.18
Net income (loss) per share	              $      .01         ($.22)         $.01          $.03
Weighted average number of
 shares outstanding	                       3,957,596      3,269,374    2,000,000     2,000,000



Consolidated Balance Sheet Data:

                                          Year Ended December 31,
                                  1996       	     1995         	    1994

Working capital	             $  5,213,339      $  6,552,699      $  6,552,699
Total assets                   25,525,128        25,301,722        12,860,115
Long-term debt                  3,305,695         3,613,623         2,777,239
Stockholders' equity            9,069,065         9,038,701         1,695,705


(1)	The Company completed its Initial Public Offering in April, 1995 as a
"Small Business Issuer" and, accordingly, does not have available selected financial data available for a five-year period.

(2)	Includes both net wholesale and retail sales, and franchise fees.

(3)	Reflects income from continuing operations net of income taxes. In
December 1993, the Company ceased operation of a subsidiary conducting a service bay operation, which subsidiary had been generating losses.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of December 31, 1996, the Company supplied products to 60 Aid Auto Stores, including 40 franchised stores and 20 Company-owned stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. During the periods 1993 to 1995, the vast majority of Aid Auto Stores were owned by franchisees of the Company. In 1994, in anticipation of the commencement of its Company-owned mini-warehouse Superstore growth strategy, the Company curtailed the granting of new franchises, so as to preserve favorable locations for Company-owned Superstores. In April 1995, the Company consummated its Initial Public Offering, the net proceeds of which were approximately $7,300,000. As of December 31, 1996, the Company had opened 6 new Superstores and had acquired (in December 1995) ten franchised
Aid Auto Stores located in Locng Island, New York, of which four of these stores have been converted and reopened as Superstores and five of the six remaining stores will be converted to Superstores. It is currently anticipated that the Company will have in operation up to 48 to 60 Superstores, including current Superstores, within the next three years. The number of stores opened during this period is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the intial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The Company's operating expenses are expected to increase significantly in connection with the Superstore growth program and, accordingly, the Company's future profitability will depend upon corresponding increases in revenue from Superstore operations, of which there can be no assurance.

Income from operations during the year ended December 31, 1996 compared to the loss from operations during the year ended December 31, 1995 is primarily due to the increased volume of high profit margin retail sales as a result of the increased number of Company-owned stores. These increased retail sales more than offset the reduction in sales to franchises which is attributable to the termination of 25 franchises over the last 36 months due to their failure to meet the standards set for franchisees and for other reasons. Except for two additional francheses granted to existing franchisees, the Company has not granted any new franchises over the last 36 months, consistent with its Superstore growth strategy.

December 1995 Acquisition

On December 15, 1995, the Company completed the acquisition (the
"Acquisition") of 10 stores owned by Bethpage Aid, Inc., Copiague Aid, Inc., Nuby's Auto, Inc., Ken-Jen Auto, Inc., Middletown Aid, Inc., Glen Cove Aid, Inc., and North Babylon Aid, Inc. (collectively, the "Sellers"), all of which corporations were owned by one individual, Mr. Werner Neuburger. The
Acquisition involved the purchase of substantially all of the assets and operating businesses of the Sellers. The Sellers operated an aggregate of 10
Aid Auto Stores, in Long Island, New York pursuant to franchise agreements with the Company. After completion of the Acquisition, the Company commenced conversion of nine of the ten stores into Aid Auto Superstores. The conversion to the Superstore program is being done in two stages. The first stage involves the almost immediate implementation of the advertising, inventory and merchandising aspects of the program. The second stage involves the gradual change over of store signs and elimination of the parts counters and storage rooms. As of December 31, 1996, the first stage has been completed and four stores have completed the second stage.

The Acquisition purchase price (excluding inventory) was $3,500,000 (the "Business Purchase Price"). The purchase price for inventory was valued at such inventory's net acquisition cost and was $1,757,396, prior to reduction for assumed payables (the "Inventory Purchase Price"). The Company assumed $1,000,000 of trade payables, which amount reduced on a dollar-for-dollar basis the Inventory Purchase Price. The Business Purchase Price was paid as follows: $2,000,000 in a short term promissory note paid January 2, 1996, $750,000 in the form of a ten-year note (the "Note") and $750,000 in restricted Common Stock of the Company. The balance of the Inventory Purchase Price in excess of the trade payables being assumed ($757,396) was paid by an increase in the amount of the Note, bringing the total principal amount of the Note up to $1,507,396. During the first year, the Note had an interest rate equal to one percentage point below the prime rate charged by the Company's primary lender at the prime rate thereafter. The Note is payable in 120 equal monthly installments of principal plus accrued interest, commencing February 1, 1996. The Note provides for immediate payment thereof upon, among other things, the failure to pay any installment when due, the insolvency of the Company, the filing of a bankruptcy petition by the Company, the sale of substantially all of the assets or stock of the Company or a reduction in the stock ownership of the current majority shareholder
(Philip L. Stephen) to below 10%. The Note is subsordinate to the Company's bank loan. The $2,000,000 cash portion of the Business Purchase Price was paid from the working capital of the Company.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 20 existed at December 31, 1996 and 14 at December 31, 1995. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 40 existed at December 31, 1996 and 50 at December 31, 1995, and through Ames, to hundreds of other customers. Revenues increased by $7,129,845 (or 35.2%) from $20,263,833 for the year ended December 31, 1995 to $27,393,678 for the year ended December 31, 1996. The increase in revenues in 1996 was due primarily to the increase of $12,887,013 in sales from Company-owned stores from $3,803,709 for the year ended December 31, 1995 to $16,690,722 for the year ended December 31, 1996, partially offset by the reduction in sales to franchisees and through Ames from $8,646,240 and $7,002,814, respectively, for the year ended December
31, 1995 to $5,275,943 and $4,892,658, respectively, for the year ended December 31, 1996. In December 1995, the Company acquired ten franchised
Aid Auto Stores located in Long Island, New York, and the 1996 opened six new Superstores. In addition, the seasonal cold and wet winder of 1995-1996 resulted in an increase in the sale of certain items (e.g., anti-freeze and other winter chemicals) and an increased need for other winter maintenance items (especially when compared to the exceptionally mild, auto-friendly winter weather in 1994-1995 which resulted in a decrease in the sale of winter items). Revenue increases were offset in part by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Furthermore, seven franchised stores were terminated by the Company in 1995, and an additional ten franchised stores were terminated in 1996. In addition, there was a slight decrease in the Ames sales in 1996 as compared to 1995.

Cost of sales increased by $2,538,782 (18.7%) from $13,594,260 for the year ended December 31, 1995 to $16,133,042 for 1996. The increase in cost of sales in absolute dollars was attributable to the increased volume of sales in 1996. As a percentage of net sales, cost of sales declined from 68.1% for the year ended December 31, 1995 to 59.3% for the year ended December 31, 1996, reflecting the significantly higher margins on retail sales from the new Superstores (as compared to lower margin on wholesale sales) and the additional number of Company-owned stores.

Selling and shipping expenses increased by $3,919,815 (or 115.0%) from $3,411,456 (17.1% of net sales) for the year ended December 31, 1995 to $7,331,271 (26.9% of net sales) for the year ended December 31, 1996.
The increase as an absolute amount and as a percentage of net sales for the year was due primarily to a substantial increase of selling expenses, reflecting a significant increase in the Company's retail operations. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of these operations. As a result of the Company's strong efforts to control costs, the shipping expense dollars remained essentially constant despite the large increase in sales volume.

General and administrative expenses decreased by $215,906 (or 6.6%) from $3,476,824 (17.4% of net sales) for the year ended December 31, 1995 to $3,260,918 (11.9% of net sales) for the year ended December 31, 1996. The decrease in absolute dollars was due to the Company's concentration on controlling costs. The significant decrease as a percentage of sales for the year December 31, 1996 was due to the increase in sales volume as well as the Company's concentration on controlling costs.

Interest expense increased $156,271 from $705,244 for the year ended December 31, 1995 to $861,515 for the first year ended December 31, 1996. This increase was due to an increase in the average outstanding bank debt balance during 1996 as compared to the same period in the prior year.

For the foregoing reasons, the net income for 1996 was approximately $30,000 as compared to a net loss of approximately $704,000 for the year ended December 31, 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues decreased by $3,918,263, or 16.2%, from $24,182,096 in the year ended December 31, 1994 to $20,263,833 for the year ended December 31, 1995. For 1995, net sales consisted of $8,646,240 of sales to franchisees, $7,002,814 sales through Ames, and $3,803,709 of retail sales, as compared to $10,929,263, $9,707,078, and $2,558,194, respectively in 1994.

The decrease in revenues was due primarily to decreased sales as a result of exceptionally mild, auto-friendly weather during the winter of 1994-1995 (especially when compared to the cold and wet winter of 1993-1994) which resulted in the reduction of the sale of certain low-margin items (e.g., anti-freeze and other winter chemicals), and a reduced need for other winter maintenance items (see "Seasonality" below). In addition, the Company's short term revenue growth was negatively impacted, as expected, by that part of the planned Superstore expansion strategy, which included a decision to generally not grant new franchises, which results in a loss of sales to new franchisees. It was in anticipation of the Initial Public Offering, as well as implementation of the Company's Superstore expansion program, that the Company decided to limit the granting of new franchises. Furthermore, seven franchised stores were terminated by the Company in 1995, and were not replaced by new franchises (except for one franchise granted to an existing franchisee) consistent with the Superstore growth strategy described herein. The terminations have resulted in the loss of monthly fees and monthly sales as discussed above. The decline in 1995 was offset in part by the sales generated by the Company's first Superstore, which opened in July 1995.
There has also been a decrease in the Ames sales due to the same general factors previously mentioned.

Cost of sales decreased by $3,385,960, from $16,980,220 in 1994 to $13,594,260 in 1995. The decrease in cost of sales in absolute dollars was attributable primarily to the reduced volume of orders during 1995 as a result of the above-noted business conditions during the year. As a percentage of net sales, cost of sales decreased from 1994 (71.1%) to 1995 (68.1%). The decrease in the cost of sales percentage is due to the increase in the retail sales as a percent of total sales, which sales have a higher gross margin.

Selling and shipping expenses decreased by $65,894, or 1.9%, from $3,477,350 (14.6% of net sales) in 1994 to $3,411,456 (17.1% of net sales) in 1995. The increase as a percentage of net sales was due primarily to the decrease in orders during 1995, as these expenses did not decrease proportionally to sales decreases.

General and administrative expenses increased by $296,614, or 9.3%, in 1995 from $3,180,210 in 1994 to $3,476,824 in 1995. As a percentage of net sales, general and administrative expenses increased to 17.4% in 1995 from 13.3% in 1994. The increase was due primarily to an increase in personnel in connection with the Superstore expansion program and in bad debt expense.

Interest expense increased by $23,809, or 3.5%, from $681,435 in 1994 to $705,244 in 1995, as a result of increased borrowings from the Israel
Discount Bank of New York (the "Bank") under the Company's Bank line of credit, which was increased in 1995. The increased borrowings offset the lower interest rate that was in effect during most of 1995 as compared to 1994.

Income from continuing operations (before provision for income taxes) decreased by $631,644, from a profit of $91,763 in 1994 to a loss of $539,881 in 1995. The Company incurred a net loss of $703,881 in 1995 as compared to net income of $19,763 in 1994. The decreases were due primarily to the decreases in revenues, and increases in general and administrative expenses and interest expense in 1995.

Effective tax rates for 1995 and 1994 were 30.4% and 78.5%, respectively. The variance is due primarily to the effects of the Company filing its federal income tax return on a consolidated basis and its state tax return on a separate basis, resulting in higher income for state tax purposes. The effective rate for 1996 will depend largely on the profitability of the Company for such year as well as the impact on the federal tax rate in 1995 from the net loss.

Liquidity and Capital Resources

The Company had working capital of $5,213,339 at December 31, 1996, as compared to $6,553,000 at December 31, 1995, reflecting primarily the increase in capital expenditures in connection with the implementation of its Superstore growth program. Through December 31, 1996, the Company had financed its capital requirements predominantly through a revolving loan and credit facility, through loans from one of its officers, and through the Company's Initial Public Offering, the net proceeds of which were approximately $7,300,000.

Net cash used in operating activities was $1,993,392 for the year ended December 31, 1995 and $3,256,314 for the year ended December 31, 1996. The increase in 1996 was attributable primarily to increases in inventories as a result of the increase in the number of retail stores, as well as an increase in prepaid expenses and other current assets compared to the prior comparable period, offset in part by a decrease in accounts receivable, and increase in accounts payable, and the generation of net income in 1996 as compared to a loss in the prior year. Net cash utilized in investing activities was $601,400 and $1,164,305 for the years ending December 31, 1995 and 1996, respectively, the increase reflecting increased capital expenditures in connection with the Superstore expansion program. Net cash provided by financing activities was $7,002,101 for the year ending December 31, 1995 and net cash used by financing activities was $15,225 for the year ending December 31, 1996. The decrease was primarily attributable to the receipt of the net proceeds of the intial public offering in 1995 and repayment in 1996 of debt, in connection with the acquisition of the ten franchised Aid Auto Stores locations and repayment of its officers loan.

Net cash used in operating activities was $279,817 for the year ended December 31, 1994 and $1,993,392 for the year ended December 31, 1995. The increase in 1995 was attributable primarily to the net loss and the build up in inventories. Net cash utilized in investing activities was $164,732 and $601,400 in the years ended December 31, 1994 and 1995, respectively, the increase reflecting increased expenditures on fixed assets in 1995 in connection with the Superstore expansion program. Net cash provided by s $522,843 and $7,002,101 in the years ended December 31, 1994 and 1995, respectively, the increase being attributable primarily to the net proceeds received from the Initial Public Offering partially offset by the net repayment in 1995 of officer's loans.

The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.

On October 22, 1996, the Company entered into a revolving credit facility with GE Capital Corp. ("GE Capital") providing for maximum borrowings of $10,000,000. This facility replaces the existing bank facility which provided for maximum borrowings of $6,000,000. This new facility allows the Company to borrow at the index rate plus 3% (the index rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of the Wall Street Journal). At December 31, 1996 the index rate was 5.45%. Maximum borrowing under the revolving credit facility are based upon the sume of 65% of eligible inventory and 70% of eligible accounts receivable. The agreement expires on September 30, 1999.

Substantially all of the Company's assets are pledged under this new facility as collateral, and the Company is prohibited from granting a security interest to any party other than GE Capital, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with GE Capital limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets. In the event that the Company is unable to make payment on its line of credit when due on September 30, 1999, GE Capital could foreclose on the collateral, which would have a material adverse effect on the Company.

At December 31, 1996, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the aggregate amount of $2,187,500. The $2,187,500 loan was evidenced by two promissory notes. In connection with the new facility with GE Capital, these notes were consolidated into one promissory note. The new note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments commencing November 1, 1996 through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has coccurred and is continuing or would occur on the GE Capital indebtedness as a result thereof. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by GE Capital of payment in full of outstanding GE Capital indebtedness.

The Company's accounts receivable, less allowances for doubtful accounts, at December 31, 1996, were $1,756,000, as compared to $2,991,000 at December 31, 1995. The decrease was due to a decrease in the amount of wholesale sales on credit terms in 1996 as compared to 1995 combined with the increased collection efforts. At December 31, 1996, the Company's allowance for doubtful accounts was $441,000 which the Company believes is currently adequate for the size and nature of its receivables. At December 31, 1996, notes receivable, less allowances for doubtful accounts, were $392,000, as compared to $464,000 at December 31, 1995. The decrease in notes receivable primarily reflects collections on the promissory notes. Currently, eight franchisees are obligated under notes. Their inability to pay for purchases under standard payment terms is due primarily to a downturn in their business during the recessionary economy of 1991 to 1993 (in some cases exacerbated by road construction making access to the stores difficult). It is the Company's policy to convert accounts receivable to a note when a franchisee has demonstrated an inability to pay its account on a timely basis. Delays in collection or uncollectability of accounts and notes receivable could have an adverse effect on the Company's liquidity and working capital position and could require the Company to increas its allowances for doubtful accounts.

At December 31, 1996, the Company had deferred tax assets of $450,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures. In connection with the Acquisition described above, the Company was obligated to expend $2,000,000 in cash on January 2, 1996. In addition, as part of the purchase price of the Acquisition and at the time of the Acquisition, the Company assumed $1,000,000 of trade payables and issued 157,596 shares of Common Stock and the Note in the amount of $1,507,396.

The Company has used a substantial portion of the net proceeds of the Initial Public Offering to implement its proposed Superstore growth program. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the timetable for, its proposed expansion), the Company's working capital and current loan facility, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months (including the contemplated conversion of an additional five of the stores acquired in the Acquisition into Superstores, and the opening of at least three Superstore outlets during that period). In the event that the Company's cash flow proves to be insufficient (due to unanticipated expenses, difficulties, problems or otherwise), the Company may be required to seek additional financing for the initial phase of its Superstore growth program or curtail such expansion activities. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations are likely to be sufficient to fund the continuing cost of its growth program to having in operation up to 48 to 60 Superstores, including current Superstores, within three years. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with the Bank, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or additional personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

Seasonality

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

Impact of Inflation

Inflation has not had a material effect on the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      INDEX TO FINANCIAL STATEMENTS

                                                              			Page


Report of Independent Certified Public Accountants	              F-2


Financial Statements

	Consolidated Balance Sheets                                     F-3

	Consolidated Statements of Operations	                          F-5

	Consolidated Statement of Changes in
     Stockholders'	Equity                                        F-6

	Consolidated Statements of Cash Flows	                          F-7

	Notes to Consolidated Financial Statements	                  F-9 - F-27


Supplementary Information

	Schedule II - Valuation and Qualifying Accounts	                F-29





                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors
	Aid Auto Stores, Inc.


We have audited the accompanying consolidated balance sheets of Aid Auto Stores, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aid Auto Stores, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule II included as supplementary information to the accompanying financial statements for the years ended December 31, 1996, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP



/s/Grant Thornton LLP

New York, New York
April 4, 1997





                 Aid Auto Stores, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                               December 31,



ASSETS                                               		1996			       1995

CURRENT ASSETS

Cash and cash equivalents                         $   331,019    $  4,766,893
Accounts receivable - trade, net of
   allowances for doubtful accounts
   of $440,798 and $612,000 in 1996
   and 1995, respectively                           1,755,904       2,991,012
Notes receivable, net of allowances
   for doubtful accounts of $190,000
   in 1996 and 1995                                   305,424         245,014
Inventories                                        13,348,534       9,372,480
Prepaid expenses and other current assets           2,105,198       1,400,703
Deferred income taxes                                 275,000         268,000

Total current assets                               18,121,079      19,044,102


FIXED ASSETS - AT COST, net                         3,266,855       1,754,124


COSTS IN EXCESS OF NET ASSETS ACQUIRED,
   net                                              3,690,214       3,929,376

DEFERRED INCOME TAXES                                 175,000         175,000

OTHER ASSETS                                          271,980         399,120



                                                  $25,525,128     $25,301,722


       The accompanying notes are an integral part of these statements.







                    Aid Auto Stores, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                   December 31,




LIABILITIES AND STOCKHOLDERS' EQUITY                    1996         		1995

CURRENT LIABILITIES

Revolving credit line                               $ 7,649,951    $ 5,011,200
Accounts payable                                      3,599,561      4,315,842
Accrued expenses                                        448,331        487,386
Current portion of long-term debt                       428,647      2,208,225
Note payable - officer                                  781,250        468,750

        Total current liabilities                    12,907,740     12,491,403


LONG-TERM DEBT, net of current portion                1,899,445      1,582,373

DEFERRED OCCUPANCY COSTS                                242,628        157,995

NOTE PAYABLE - OFFICER                                1,406,250      2,031,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
  authorized, 2,000,000 shares; none issued

Common stock, $.001 par value; authorized,
  15,000,000 shares; 3,957,596 shares issued
  and outstanding in 1996 and 1995                        3,958          3,958
Additional paid-in capital                            9,006,809      9,006,809
Retained earnings                                        58,298         27,934

                                                      9,069,065      9,038,701

                                                    $25,525,128    $25,301,722


         The accompanying notes are an integral part of these statements.







                   Aid Auto Stores, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,



                                         		1996	      		1995	       		1994

Net sales                              $27,393,678   $20,263,833   $24,182,096

Costs and expenses
  Cost of sales                         16,133,042    13,594,260    16,980,220
  Selling and shipping                   7,331,271     3,411,456     3,477,350
  General and administrative             3,260,918     3,476,824     3,180,210

                                        26,725,231    20,482,540    23,637,780


Income (loss) from operations              668,447      (218,707)      544,316

Interest expense                          (861,515)     (705,244)     (681,435)
Interest and other income                  223,432       384,070       228,882

  Income (loss) from continuing
    operations before income taxes          30,364      (539,881)       91,763

Provision for income taxes                               164,000        72,000

NET INCOME (LOSS)                        $  30,364    $ (703,881)       19,763

Income (loss) per common share
  Income (loss) from continuing
    operations                             $   .01          $ (.22)      $ .01

  Net income (loss) per common share       $   .01          $ (.22)      $ .01

Weighted average common shares
  outstanding                            3,957,596     3,269,374     2,000,000



      The accompanying notes are an integral part of these statements.






                      Aid Auto Stores, Inc. and Subsidiaries

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   Years ended December 31, 1996, 1995 and 1994


                                                      		Additional             Total
                     		Preferred  Common stock	       		paid-in  		 Retained   stockholders'
                       stock	     Shares	    Amount	  		capital	    earnings	  equity
Balance at
  January 1, 1994      $   -      2,000,000  $2,000     $  961,894  $ 712,052  $1,675,946
  Net income                                                           19,763      19,763

Balance at
  December 31, 1994        -      2,000,000   2,000        961,894    731,815   1,695,709

Issuance of
  common stock                    1,800,000   1,800      7,295,073              7,296,873
Issuance of common
  stock in connection
  with acquisition                  157,596     158        749,842                750,000
Net loss                                                             (703,881)   (703,881)

Balance at
  December 31, 1995        -      3,957,596   3,958      9,006,809     27,934   9,038,701

Net income                                                             30,364      30,364

Balance at
  December 31, 1996     $  -      3,957,596  $3,958     $9,006,809   $ 58,298  $9,069,065


         The accompanying notes are an integral part of this statement.






                       Aid Auto Stores, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended December 31,






                               		              1996	      		1995	      		1994

Cash flows from operating activities
  Net income (loss)                        $  30,364     $ (703,881) $  19,763
Adjustments to reconcile net income
  (loss) to net cash used in operating
    activities
      Depreciation and amortization          917,743        429,164    495,744
      Provision for losses on accounts
        receivable                            80,000        237,000    132,000
      Provision for losses on notes
        receivable                                          140,000     50,000
      Deferred occupancy costs                84,633       (164,176)    88,881
      (Increase) decrease in operating
        assets
          Accounts receivable              1,155,108         61,554    138,809
          Notes receivable                    71,425       (132,288)  (370,801)
          Inventories                     (3,976,054)    (2,763,989) 1,057,281
          Prepaid expenses and other
            current assets                  (857,197)      (272,943)  (197,671)
          Security deposits
          Deferred income taxes               (7,000)       126,000   (141,000)
      Increase (decrease) in operating
        liabilities
          Accounts payable                  (716,281)       891,841 (1,461,115)
          Accrued expenses                   (39,055)       276,326    (49,699)
          Income taxes payable                             (118,000)   (42,009)

  Net cash used in operating activities   (3,256,314)    (1,993,392)  (279,817)

Cash flows from investing activities
  Purchases of fixed assets               (1,164,305)      (479,209)  (164,732)
  Acquisition of Nuby's, net                               (122,191)

    Net cash used in investing
      activities                          (1,164,305)      (601,400)  (164,732)







                    Aid Auto Stores, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                          Year ended December 31,


                                          		1996	      		1995	       		1994

Cash flows from financing activities
  Net borrowings under revolving
    credit line                         $2,638,751    $  614,156    $  949,730
  Principal repayment of long-term
    debt                                (2,170,370)     (356,977)     (161,502)
  Proceeds from loans from officers                                    640,000
  Repayment of notes payable under
    capital lease obligations             (171,136)
  Repayment of officers' loans            (312,500)     (551,951)     (905,385)
  Net proceeds from issuance of
    common stock                                       7,296,873

    Net cash (used in) provided by
      financing activities                 (15,255)    7,002,101       522,843

    Net (decrease) increase in cash
      and cash equivalents              (4,435,874)    4,407,309        78,294

Cash and cash equivalents, at
  beginning of year                      4,766,893       359,584       281,290

Cash and cash equivalents, at end
  of year                             $    331,019   $ 4,766,893    $  359,584

Supplemental disclosures of
  cash flow information:
  Cash paid during the year for
    Interest                          $    799,000   $   660,000    $  672,000
    Income taxes                           120,000       190,000       119,000
  Capital lease obligations incurred
    for equipment                     $    879,000


      The accompanying notes are an integral part of these statements.





                     Aid Auto Stores, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A - GENERAL

Aid Auto Stores, Inc. and subsidiaries are engaged in the sale of automotive parts, accessories, chemicals and tools to the retail market and independently owned auto parts stores, as well as automotive centers, jobbers, and franchised stores.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.	Basis of Consolidation

The consolidated financial statements include the accounts of Aid Auto Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

2.	New Pronouncements

In 1996, the Company adopted Statement of Financial Accounting Standards
No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to: (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that is carrying amount may not be recoverable and (b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated balance sheet at the net asset value less cost to sell. The Company has determined that no impairment losses need to be recognized for the applicable assets under the provisions of SFAS No. 121 for the year ended December 31, 1996.

In 1996, the Company adopted of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company grants stock options for a fixed number of shares to employees and officer/directors of the Company with an exercise price equal to or greater than the fair value of the shares at the date of grant. Accordingly, the Company recognizes no compensation expense for stock option grants to employees and officer/directors.

3.	Cash and Cash Equivalents

Cash equivalents include all highly liquid investments purchased with an original maturity of three months or less.

4.	Inventory

Inventory, consisting primarily of merchandise purchased for resale, has been valued at the lower of cost or market, using the first-in, first-out method. Market is considered as net realizable value.

5.	Fixed Assets and Depreciation

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Depreciation lives generally range from three to five years for furniture and fixtures, computer equipment, transportation equipment and machinery and equipment. Leasehold improvements are amortized over the useful life of the asset or the term of the lease, whichever is shorter. Capital leases are amortized over the term of the respective leases or the useful lives of the related assets, whichever is shorter.

6.	Revenue Recognition

The Company recognizes revenues from wholesale sales of automotive parts when shipments are made from the warehouse. Retail sales of automotive parts are recognized at the point of sale.

7.	Deferred Occupancy Costs

The Company's leasing arrangements for its warehouse, office and Company-owned franchise outlets include scheduled base rent increases over the terms of each respective lease. The total amount of the base rent payments is being charged to operations using the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expenses over cash payments since inception of each respective lease.

8.	Income Taxes

The Company accounts for income taxes utilizing an asset and liability method for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

9.	Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. 1996 and 1995 stock options were not considered in the computation of earnings per share since their inclusion would be antidilutive.

10.	Use of Estimates in Consolidated Financial Statements

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.	Reclassifications

Certain reclassifications have been made to the 1995 presentation to conform to the 1996 presentation.


NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable and subordinated promissory notes and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable reasonably approximates fair value because of the short maturity of those instruments.

The fair value of the Company's long-term debt and note payable - officer is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same remaining maturities.


                                      		Year ended December 31,

                                      		1996	               		1995

                             		Carrying    		Fair       Carrying   	 	Fair
                              		amount	   		value	     		amount	    		value

Cash and cash equivalents      $  331,019  $  331,019   $4,767,000  $4,767,000
Long-term debt                  2,328,092   2,328,092    3,790,000   3,790,000
Note payable - officer          2,187,500   2,187,500    2,500,000   2,500,000


NOTE D - COSTS IN EXCESS OF NET ASSETS ACQUIRED

In June 1985, 100% of the outstanding common stock of Aid Auto Stores, Inc. was acquired by an officer of the Company. The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. Costs in excess of net assets acquired are being amortized over forty years.

In April 1991, the Company, through a newly formed subsidiary, White Plains Aid, Inc., acquired certain assets and assumed certain liabilities of a previously franchised store. The purchase price exceeded the basis of these net assets by $285,361 and is being amortized over fifteen years.

On December 15, 1995, the Company consummated the acquisition of substantially all of the assets and operating business of Nuby's Auto, Inc. and Affiliates ("Nuby's"), pursuant to an Asset Purchase Agreement (the "Agreement") dated November 9, 1995. These ten operating businesses were franchises of the Company. The asset purchase price, excluding inventory, was $3,500,000 and the purchase price for the inventory was $757,000, net of $1,000,000 of assumed trade payables relating to such inventory. The combined purchase price was paid with (i) a $2,000,000 promissory note with principal and interest at 5-1/2% per annum, which was fully paid on January 2, 1996,
(ii) $1,507,000 in the form of ten-year subordinated promissory notes bearing interest at one percentage point below the prime rate charged by the
Company's bank in the first year and at the prime rate thereafter, and (iii) 157,596 shares of the Company's common stock valued at $750,000 on the date
of issuance.   Costs in excess of net assets acquired, excluding inventory, were $3,090,855 and are being amortized over fifteen years. As described in Note B-2, the Company has determined that no impairment losses need to be recognized for the applicable assets under the provisions of SFAS No. 121 for the year ended December 31, 1996.

The operations of Nuby's are included in the accompanying financial statements from the date of acquisition. For the year ended December 31, 1995 unaudited pro forma consolidated results of operations, assuming the acquisition took place at the beginning of the period, are presented below:

             Net sales                $28,950,808
             Net loss                    (258,008)
             Loss per share                 $(.08)

In connection with the acquisition, the sole shareholder of Nuby's has become an officer and director of the Company.







                    Aid Auto Stores, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                       December 31, 1996, 1995 and 1994



NOTE E - NOTES RECEIVABLE

At December 31, 1996 and 1995, notes receivable consist of amounts due from franchisees primarily for merchandise purchases and amounted to $582,413 and $653,838, respectively, net of a valuations reserve of $190,000 in 1996 and 1995. At December 31, 1996 and 1995, $87,000 and $219,000 of these notes receivable were included in "Other Assets" in the accompanying financial statements. The notes receivable are to be repaid in monthly principal installments with interest charged at rates ranging from 6% to 11% per annum. Substantially all of these notes are collateralized by real property and inventory and personally guaranteed by the respective owners of the franchises.


NOTE F - FIXED ASSETS

Fixed assets consist of the following:


                                                    		December 31,
                                                 		1996	       		1995

Building                                      $  215,000    $  215,000
Furniture and fixtures                         2,196,480     1,681,464
Computer equipment                             1,578,695     1,431,456
Transportation equipment                          35,600        35,601
Machinery and equipment                          853,695       822,252
Leasehold improvements                         1,484,320     1,007,343
Assets held under capitalized leases           1,140,696       264,374

                                               7,504,486     5,457,490

Less accumulated depreciation and
   amortization                                4,237,631     3,703,366

                                              $3,266,855    $1,754,124

Depreciation and amortization expense relating to fixed assets was $530,572, $321,929 and $358,673 for the years ended December 31, 1996, 1995 and 1994, respectively.





                     Aid Auto Stores, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                       December 31, 1996, 1995 and 1994



NOTE G - DEBT

1.	Revolving Credit Agreement

On October 22, 1996, the Company entered into a new revolving credit facility with a financial institution providing for maximum borrowings of $10,000,000, which expires on September 30, 1999. This facility replaced the existing facility with another bank which provided for maximum borrowings of $6,000,000 in accordance with the terms of that credit agreement. The new credit agreement provides for borrowings at an "index rate" (the latest rate for 30-day, dealer-placed commercial paper published in the Wall Street Journal
- 5.35% at December 31, 1996) plus 3% and maximum borrowings under the revolving creditfacility are based upon the sum of 65% of eligible inventory and 70% of eligible accounts receivable. At December 31, 1996, outstanding borrowings under this facility were $7,649,951 at an average rate of 8.35%.

Additionally, substantially all of the Company's assets are pledged as collateral under the new credit agreement, which also provides for, among other things, (i) the Company being prohibited from granting a security interest to any party and (ii) limiting or prohibiting the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets.

2.	Long-term Debt

During 1996, the Company recorded term notes payable with an original principal totalling $879,000 in connection with new capital lease obligations (as described in Note G-3 below). At December 31, 1996, outstanding principal amounts of approximately $755,000 relating to these new capital leases were included in long-term debt.

The Company's term notes payable consisted of the following at December 31,:


                                                      		1996	        		1995
Promissory note  in connection with
  acquisition of Nuby's (i)                                         $2,000,000
Subordinated promissory notes - officer,
  in connection with acquisition of Nuby's (ii)       $1,369,000     1,507,000
10% note payable in connection with the
  acquisition of White Plains Aid, Inc. (iii)            204,000       236,000





Aid Auto Stores, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1996, 1995 and 1994



NOTE G (continued)


                                                          		1996	     		1995

Notes payable under capital lease obligations (iv)      $  755,000  $   47,000

                                                         2,328,000   3,790,000

Less current maturities                                    429,000   2,208,000

                                                        $1,899,000  $1,582,000

(i)	  The note bears interest at 5-1/2% per annum and was fully paid on
      January 2, 1996 (see Note D).
(ii)	 The notes bear interest at one percentage point below the prime rate in the first year and at the prime rate thereafter. Monthly principal payments commenced February 1996 and the notes mature January 2006.
      The notes are subordinated to the revolving credit agreement (see
      Note D).
(iii)	This note requires interest only payments during the first year.
      Monthly principal payments commenced in May 1993 and the note matures in April 2001.
(iv)	 Notes recorded in connection with various capital lease obligations having an average interest rate of 11.2% and maturing at various dates through 2001.

Aggregate maturities of long-term debt as of December 31, 1996 are as follows:

                   1997                $   429,000
                   1998                    445,000
                   1999                    393,000
                   2000                    267,000
                   2001                    178,000
                   Thereafter              616,000

                                       $ 2,328,000



Aid Auto Stores, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1996, 1995 and 1994



NOTE G (continued)

3.	Capitalized Lease Obligations

During 1996, the Company entered into several lease agreements for furniture and fixtures and computer equipment which are accounted for as capital leases. Accordingly, the Company recorded total assets and capital lease obligations of $879,000, of which $270,000 related to furniture and fixtures which the Company sold to a leasing company and leased back under terms which required no gain or loss to be recognized on the transaction.

As of December 31, 1996, the Company's capital leases expire in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases for each of the years ended December 31, 1996, 1995 and 1994 was $86,000, $8,000 and $19,000, respectively.

Minimum future lease payments under capital leases as of December 31, 1996 are as follows:

   1997                                     $242,000
   1998                                      248,000
   1999                                      195,000
   2000                                       61,000
   2001                                        9,000
   Total minimum lease payments              755,000
   Less amount representing interest          84,000

                                            $671,000

The interest rates on the capitalized leases range from 9% to 15% and were based upon the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. The capital leases provide for a bargain purchase option at the end of each lease.



Aid Auto Stores, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 1996, 1995 and 1994



NOTE H - NOTE PAYABLE - OFFICER

At December 31, 1994, the Company was indebted to the President of the Company in the aggregate amount of $3,051,951. On February 1, 1995, the Company signed a promissory note for $2,500,000, the remaining outstanding balance. This note bears interest, payable monthly, at 7% per annum through January 31, 1996, and thereafter the interest rate shall be equal to the interest rate charged by the Company's bank with principal payable in quarterly installments of $156,250, commencing May 1, 1996 through February 1, 2000. The note provides for immediate payment upon a change in a majority of the continuing directors of the Company, as defined, or a demand for payment in full of the outstanding indebtedness under the revolving credit facility.

Aggregate maturities of note payable - officer as of December 31, 1996 are as follows:

                    1997           $  781,250
                    1998              625,000
                    1999              625,000
                    2000              156,250

                                   $2,187,500


NOTE I - INCOME TAXES

The income tax expense (benefit) is comprised of the following:

                                              		Year ended December 31,

                                            		1996	     	 1995	    		  1994

Current
  Federal                                                            $ 130,000
  State and local                            $ 7,000     $ 38,000       82,000

Deferred - Federal, state and local           (7,000)     126,000     (140,000)

                                             $           $164,000    $  72,000

The components of the Company's deferred tax assets are summarized as follows:

                                                    		1996	      		1995
Deferred tax assets
  Depreciation                                      $210,000     $235,000
  Allowance for doubtful accounts                    176,000      321,000
  Deferred occupancy costs                            97,000       63,000
  Net operating loss carryforward                     80,000          -
  Inventory                                          110,000       68,000
  Other                                               76,000       73,000

Total deferred tax assets                            749,000      760,000

Deferred tax liabilities

  Deferred opening costs                             158,000          -

                                                     591,000      760,000

Valuation allowance                                  141,000      317,000

                                                    $450,000     $443,000

The valuation allowance at December 31, 1996 is provided due to the uncertainty to future utilization of net operating loss carryforwards.

The Company's effective income tax rate differs from the Federal statutory income tax rate as a result of the following:

                                             		Year ended December 31,
                                           		1996	    		1995	      		1994

Federal statutory rate                       34.0%     (34.0)%       34.0%
Loss for which no tax benefit
  was provided                               75.7       34.0
State and local income taxes, net
  of Federal income tax benefit              12.4        4.6         36.0
Meals and entertainment                      50.4
Goodwill amortization                        75.1
Change in valuation allowance              (250.2)      20.2
Other                                        (2.6)       5.6          8.5

                                            -    %      30.4%        78.5%



NOTE J - SIGNIFICANT CUSTOMERS

Most of the Company's business activity is primarily with customers located within the New York metropolitan area. For the years ended December 31, 1996, 1995 and 1994, no single customer or group of customers accounted for sales in excess of 10% of the total sales of the Company.


NOTE K - RELATED PARTY TRANSACTIONS

Approximately $23,000 of the Company's printed advertising space is purchased by an affiliated entity which is owned by the sole shareholder of the Company. This affiliate purchases advertising space on the Company's behalf, at discounted rates, and then invoices the Company at such rates, without any further charge.

One of the Company-owned outlets pays rent to an affiliated company which is also owned by the majority shareholder of the Company. This affiliate holds the lease and remits the rent to the ultimate owner of the property. Rent expense paid to this affiliated company was $70,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE L - BUSINESS SEGMENTS

The Company is engaged in the sale of its products in primarily two business segments which include retail and wholesale distribution. Significant operations in the Company's retail segment commenced in the year ended
December 31, 1995. Accordingly, summarized financial information for these business segments for the years ended December 31, 1996 and 1995 is as follows:

                                                   		1996	       		1995

Net sales
  Retail                                        $ 16,690,722    $ 3,803,709
  Wholesale distribution                          22,006,081     19,050,175
  Eliminations                                   (11,303,125)    (2,590,051)
Total net sales                                 $ 27,393,678    $20,263,833

Operating profit (loss)
  Retail                                             549,480    $  (307,071)
  Wholesale distribution                             118,967        525,778
Total operating profit (loss)                   $    668,447    $  (218,707)

Identifiable assets
  Retail                                        $  5,626,106    $ 2,119,502
  Wholesale distribution                             563,384        874,945
  Corporate                                       21,591,603     23,502,397
  Eliminations                                    (2,255,965)    (1,195,122)

Total identifiable assets                       $ 25,525,128    $25,301,722



                                                   		1996	        		1995

Depreciation and amortization
  Retail                                       $    642,722    $   133,079
  Wholesale distribution                            104,129        123,924
  Corporate                                         151,743        172,161

Total depreciation and amortization            $    793,594    $   429,164

Capital expenditures
  Retail                                       $  1,040,410    $   375,325
  Wholesale distribution                             59,823         28,777
  Corporate                                          64,071         75,107
Total capital expenditures                     $  1,164,304    $   479,209



NOTE M - COMMITMENTS AND CONTINGENCIES

1.	The Company is obligated under operating lease agreements for the rental of certain office, warehouse and store facilities and other equipment which expire at various dates through September 2008.

  	Future minimum base annual lease payments for such operating leases are as follows:

          Year ending December 31,
                 1997                    $  2,239,000
                 1998                       2,109,000
                 1999                       1,918,000
                 2000                       1,813,000
                 2001                       1,343,000
                 Thereafter                 5,160,000

                                         $ 14,582,000


 	 Rental expense including real estate taxes for the years ended December 31, 1996, 1995 and 1994 aggregated approximately $2,000,000, $615,469 and $601,231, respectively.

2.	The President of the Company entered into a three-year employment agreement effective April 1995. The agreement provides for annual base compensation of $200,000, a cost of living increase in the second and third years, and a bonus or salary increase in the third year at the discretion of the Board of Directors. In the event of a takeover or other acquisition, change in ownership of the Company, the President shall receive a severance payment equal to six months of his base salary.


NOTE N - STOCKHOLDERS' EQUITY

On February 9, 1995, the Company's Board of Directors declared a 22,000-for-1 stock split, effective February 14, 1995. The consolidated financial statements have been retroactively restated for all periods presented to give effect to the stock split.

Effective February 14, 1995, the Company amended its Certificate of Incorporation to: (a) increase the authorized shares of common stock to 15,000,000 and (b) authorize 2,000,000 shares of preferred stock at $.001 par value, the terms of which may be fixed by the Board of Directors at the time of issuance of such shares.

On April 6, 1995, the Company's then sole shareholder contributed back to the Company 200,000 of his shares of common stock. The consolidated financial statements have been retroactively restated for all periods presented to give effect to this contribution.

In April 1995, the Company completed a public offering of 1,800,000 shares of common stock at $5 per share and warrants to purchase 1,800,000 shares of common stock at $.10 per warrant. Also in April 1995, pursuant to the underwriters' overallotment option, the Company sold an additional 270,000 warrants to purchase 270,000 shares of common stock. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $7,296,873. The net proceeds are being used for the opening of superstores, the repayment of bank indebtedness, marketing and advertising and for working capital purposes.

Each warrant is exercisable for a period of two and one-half years commencing October 10, 1995, each to purchase one share of common stock at a price of $4.00 per share, subject to the antidilution provisions of the warrants.

In December 1995, the Company issued 157,596 shares of its common stock, valued at $750,000 on date of issuance, in connection with its acquisition of substantially all of the assets and operating businesses of Nuby's.


NOTE O - STOCK COMPENSATION

Stock Options

In February 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-incentive stock options to consultants, directors, advisors, employees or officers of the Company. The total number of shares which may be sold pursuant to options granted under the Plan is 400,000. Options granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of the grant. Options granted under the Plan will expire not more than ten years from the date of Grant.As described in Note B-2, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1996 and 1995 in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for 1996 would have decreased by approximately $226,000 or $.05 per share, respectively, and the Company's net loss and net loss per share for 1995 would have been increased by approximately $51,000 or $.16, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $1.87 and $1.37 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in:


                                              		1996	           		1995

Dividend yield                                     0%                0%
Risk-free interest rate                         6.68              6.98
Expected life after vesting period
  Employees                                     3 years           3 years
  Officers/directors                            3 years           3 years
Expected volatility                            45%               45%


The following table summarizes option activity for the years ended December 31, 1996 and 1995:


                              Incentive Options          Non-Incentive Options

                             	             Weighted                 		Weighted
                               	Number      average     	 Number      	average
                             	    of       exercise         of	     		exercise
                                options      price        options       price

                                   (in thousands)              (in thousands)

Balance, January 1, 1995
 	Granted                      150,000       $4.15         22,500        $4.15
 	Exercised
 	Forfeited                     (8,250)       4.15
 	Expired                      (16,750)       4.15

Balance, December 31, 1995     125,000        4.15         22,500         4.15
 	Granted                      104,168        3.42         51,832         3.42
 	Exercised
 	Forfeited                     (8,250)       4.07
 	Expired                      (20,750)       4.07                        4.07

Balance, December 31, 1996     200,168        3.77         74,332         3.77


The following table summarizes information about stock options as of December 31, 1996:

                      	Options Outstanding	   	Options Exercisable
                                   Weighted-
                       Number      average    Weighted      Number    Weighted
                    Outstanding   remaining   average    exercisable   average
   Range of             at       contractual  exercise      at        exercise
Exercise Prices      12/31/96       life       price      12/31/96      price

$2.38 to $3.69        75,000        4.54       $2.50       75,000       $2.50
 3.70 to  5.00       199,500        3.75        4.24       87,500        4.34

                     274,500                              162,500


Stock Warrants

On December 12, 1996, the Company issued 250,000 warrants (with an estimated fair value of $.25 per warrant, using the Black-Scholes option pricing model) to a non-employee for services to be rendered primarily in 1997, allowing the purchase of 250,000 shares of the Company's common stock at $2.31 per share. In accordance with the terms of the warrants, 125,000 warrants were vested at December 12, 1996 and 125,000 warrants will vest in September 1997. The Company will recognize related compensation expense during 1997 when such services are rendered.





                          SUPPLEMENTARY INFORMATION







                   Aid Auto Stores, Inc. and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Charged to                   Balance
                        beginning    to costs       accounts -    Dedeuctions    at end
Description             of period    and expense    describe      describe (a)   of period
Year ended
 December 31, 1994
  	Allowance for
   doubtful accounts    $442,000                                                 $442,000

Year ended
 December 31, 1995
   Allowance for
   doubtful accounts     442,000     $348,000                     $19,000         771,000

Year ended
 December 31, 1996
   Allowance for
   doubtful accounts     771,000       87,000                     228,000         630,000


(a)  Amounts written off as uncollectible and recoveries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

                                     None




                                  	PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

	The current directors and executive officers of the Company are as follows:

Name                        Age              Position
Philip L. Stephen           61           Chairman of the Board,
                                         Chief Executive Officer,
                                         President & Treasurer
Bruce Allen Ziskin          50           Vice President of Merchandising
Greg M. Stephen             31           Vice President of Sales,
                                         Secretary and Director
Frank Mangano               30           Chief Financial Officer
Lewis R. Cowan              66           Director
Ira Scott Greenspan         38           Director
Leonard Genovese            62           Director
Werner S. Neuburger         61           Director


Philip L. Stephen has been the Chief Executive Officer, President, Treasurer and a director (Chairman of the Board) of the Company since 1985 (when he acquired control of the Company). Prior to his acquisition of the Company and through 1988 and 1989, respectively, Mr. Stephen was the owner and President of Export Agencies International, an automotive export management company, and Minthorne International Co., Inc., a company engaged in the marketing and exporting of medical communications equipment and other electronic industrial products.

Bruce Allen Ziskin has been Vice President of Merchandising of the Company since January 1991. From 1981 to 1990, Mr. Ziskin was employed by Trak Auto, a Maryland based automotive parts retail chain, including as Vice President of Merchandising from 1988 to 1990, and from 1975 to 1980 he was employed by
E. J. Korvettes, a New York department store, including as Vice President of
Merchandising from 1978 to 1980.

Greg M. Stephen has been Vice President of the Company since 1991, Secretary and a director of the Company since February 1995, and was General Manager of one of the Company-owned stores during 1990. From 1988 to 1989, he held various other positions with the Company, primarily at Company-owned stores.
Mr. Stephen worked at the Retirement System for Savings Institutions, a pension fund management firm, from 1987 to 1988.

Frank Mangano has been the Chief Financial Officer of the Company since
June 1996.  From 1988 through 1996, Mr. Mangano was employed by Grant
Thornton LLP, the independent certified public accountants for the Company, and, while there, held the position of Audit Manager.

Lewis R. Cowan has been a director of the Company since February 1995. Since
1994, Mr. Cowan has been Senior Counsel of the law firm Cowan, Liebowitz &
Latman, P.C., of which he was a founding member. Mr. Cowan held the position of Partner of such law firm for over 30 years prior to 1994.

Ira Scott Greenspan has been a director of the Company since February 1995.
From October 1994 to the present, Mr. Greenspan has been a Managing Director of Harmonie Capital Group L.P., a private banking firm. From September 1993 to October 1994, Mr. Greenspan was a Managing Director of Brenner Securities
Corporation, an investment banking firm. From June 1992 to September 1993,
Mr. Greenspan was Executive Vice President and Head of Investment Banking of
GKN Securities Corp., an investment banking and brokerage firm. For more than five years prior thereto, Mr. Greenspan was a corporate and securities lawyer at Tenzer, Greenblatt LLP, a New York law firm, and most recently was a Partner of that firm.

Leonard Genovese has been a director of the Company since December 1995.
Mr. Genovese has been President of Genovese Drug Stores, Inc. ("Genovese
Stores"), a major drug store chain, since 1974 and has also served as Chairman of the Board of Genovese Stores since 1978. He served as Executive
Vice President of Genovese Stores from 1968 to 1974 and as Vice President,
Director of Operations from 1966 to 1968. Mr. Genovese is a member of the Board of Directors of TR Financial, Inc., the parent company of Roosevelt
Savings Bank, and of the National Association of Chain Drug Stores.

Werner S. Neuburger has been a director of the Company since January 1996 and was a Vice President of the Company from December 1995 to April 1996.
From 1967 to December 1995, Mr. Neuburger was Chief Executive Officer and
President of Nuby's Auto, Inc., and affiliated companies, which operated ten
Aid Auto Stores franchises until they were acquired by the Company in December 1995. Mr. Neuburger serves as a member of the Board of Directors of the Long Island Commercial Bank, a commercial bank located exclusively on Long Island.

The Company has agreed, for a period of three years from April 10, 1995, if so requested by Whale Securities Co., L.P., the underwriter of the Company's
Initial Public Offering ("Whale"), to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting adviser to the Company's Board of Directors. The Company's officers and directors have agreed to vote their shares of Common Stock in favor of such designee. Whale has not yet exercised its right to designate such a person.

All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

No family relationship exists between any director or executive officer and any other director or executive officer of the Company except that Greg M.
Stephen, who is a Vice President and director, is the son of Philip L.
Stephen, Chairman, Chief Executive Officer and President.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered, pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") ("Reporting Persons") are required under the Exchange Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company. Based solely on a review o during the year ended December 31, 1996, all filing requirements applicable to Reporting Persons were complied with, except that each of Mr. Philip
Stephen and Mr. Ira Greenspan failed to file a timely Form 4 with respect to the grant of options to purchase shares of Common Stock and Mr. Gene
Neuburger failed to file a timely Form 3.

Indemnification of Directors

The Company's Certificate of Incorporation eliminates the liability of a director of the Company for monetary damages for breach of duty as a director, subject to certain exceptions. In addition, the Certificate of Incorporation provides for the Company to indemnify, under certain conditions, directors, officers, employees and agents of the Company against all expenses, liabilities and losses reasonably incurred by such persons in connection therewith. The foregoing provisions may reduce the likelihood of directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.


ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by the Company during the years ended December 31, 1996, 1995 and 1994 to its Chief Executive
Officer and President and another executive officer. No other executive officer of the Company received compensation in excess of $100,000 during the year ended December 31, 1996.


                                        Annual              Long-Term
                                     Compensation          Compensation


Name and Principal Position        Year      Salary    Securities Underlying
                                             ($)(1)        Options (#)

Philip L. Stephen,                 1996      $204,334          75,000
Chief Executive Officer            1995      $181,836             0
and President                      1994      $132,000             0

Bruce Allen Ziskin,                1996      $107,809             0
Vice President of                  1995      $101,923          50,000
Merchandising                      1994      $ 97,403             0

(1)	The columns for "Bonus," Restricted Stock Award(s)," "LTIP Payouts",
"Other" and "All Other Compensation" have been omitted because there is no compensation of the type required to be reported in such columns.

Option Grants in 1996

The following table sets forth certain information for each of the named executive officers with respect to grants of options to purchase Common
Stock made during the year ended December 31, 1996.


Individual Grants

                                                                                  Potential
                                                                                  Realizable
                        No. of       % of Total                                Value at Assumed
                      Securities      Options                                  Annual Rates of
                      Underlying     Granted to    Exercise                      Stock Price
                       Options       Employees      Price       Expiration      Appreciation for
  Name                Granted (#)     in Year       ($/Sh)         Date          Option Term (1)

                                                                              5%      10%
Philip L. Stephen      36,832        24.2%          $2.38       07/15/2001    $24,219   $53,517
                       38,168        25.1%          $2.62       07/15/2001    $27,628   $61,051
Bruce Allen Ziskin       --            --             --             --          --         --


(1)	In accordance with the rules of the SEC, shown are gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annually compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annually compounded rates of stock price appreciation are mandated by the rules of the SEC and do not represent the Company's estimates or projections of future Common Stock prices.

Aggregated Option Exercised During 1996 and Year End Option Values

The following table provides information related to options exercised by each of the named executive officers during 1996 and the number and value of options held at December 31, 1996. The Company does not have any outstanding stock appreciation rights.



                                                                              Value of Unexercised In-the-
                        Shares         Value        Number of Unexercised      Money Options at Year
                     Acquired on      Realized     Options at Year End (#)            End ($) (1)
Name                 Exercise (#)       ($)       Exercisable  Unexercisable   Exercisalbe  Unexercisable
Philip L. Stephen    --               --          75,000       0               0            0
Bruce Allen Ziskin   --               --          33,333       16,667          0            0


(1)	The closing price for the Company's Common stock as reported on the
NASDAQ Small-Cap Market on December 31, 1996 was $2.25. The exercise price of Mr. Stephen's and Mr. Ziskin's options exceed such price, and, accordingly, no value is set forth in the above table.

Employment Agreements

The Company has entered into a three-year employment agreement with Philip L. Stephen effective April 19, 1995. The agreement provides for annual base compensation of $200,000, a cost-of-living increase in the second and third years, and, based upon the Company's performance in the first two years, a bonus or salary increase in the third year at the discretion of the Board of Directors. In the event of a takeover or other acquisition of the Company, the agreement provides that Mr. Stephen shall receive a severance payment equal to six months his base salary. The employment agreement requires that Mr. Stephen devote his full time to the Company and contains a provision that Mr. Stephen shall not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the Agreement and for two years thereafter.

Compensation of Directors

The Company's directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. The Company pays directors who are not employees of the Company a fee of $500 per Board meeting, and will reimburse all directors for their expenses in connection with their activities as directors of the Company. In February 1995, two of the Company's outside directors (Messrs. Cowan and Greenspan) were granted a non-incentive options to purchase 7,500 shares of Common Stock at $5.00 per share pursuant to the Company's Stock Option Plan and in December 1995 another outside director, Mr. Genovese, was similarly granted a non-incentive option to purchase 7,500 shares of Common Stock at $5.00 per share. In June 1996, each of these three outside directors were granted a non-incentive option to purchase 5,000 shares of Common Stock at $4.50 per share pursuant to the Company's Stock Option Plan.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 1997, based on information obtained from the persons named below, certain information with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company (including the person named in the Summary Compensation Table above) and (iii) all of the Company's current officers and directors as a group.

                                      Amount and Nature      Percentage of
Name and Address of                     of Beneficial         Outstanding
Beneficial Holder                        Ownership(1)        Shares Owned

Philip L. Stephen
275 Grand Boulevard
Westbury, NY  11590                      2,075,000 (2)           51.5%

Greg M. Stephen                             35,333 (3)             *

Lewis R. Cowan                              12,500 (4)             *

Ira Scott Greenspan                         22,500 (5)             *

Leonard Genovese                            22,500 (6)             *

Werner S. Neuburger                        157,596                4.0%

Bruce Allen Ziskin                          33,333 (4)             *

Whale Securities Co., L.P.
650 Fifth Ave.
New York, NY 10019                         360,000 (7)            8.3%

All officers and directors
as a group (8 persons)                   2,358,762 (8)           56.8%
_________________
*	less than 1%.


(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes 75,000 shares of Common Stock underlying currently exercisable options.

(3)	Includes 33,333 shares of Common Stock underlying currently exercisable options but does not include options to purchase 16,667 shares of Common
Stock, which options were not exercisable within 60 days of February 28, 1997.

(4)	Represents shares of Common Stock underlying currently exercisable stock options.

(5)	Includes 12,500 shares of Common Stock underlying currently exercisable options and 10,000 shares of Common Stock underlying currently exercisable warrants.

(6)	Includes 12,500 shares of Common Stock underlying currently exercisable options and 5,000 shares of Common Stock underlying currently exercisable warrants.

(7)	Represents 360,000 shares underlying currently exercisable warrants and other securities held in Whale's name for the account of certain employees, former employees and equity owners of Whale.

(8)	Includes options to purchase an aggregate of 179,166 shares of Common
Stock and warrants to purchase 15,000 shares of Common Stock. Does not include options to purchase an aggregate of 83,334 shares of Common Stock granted to executive officers of the Company, which options were not exercisable within 60 days of February 28, 1997.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 1996, the Company was indebted to Mr. Philip L. Stephen, Chairman of the Board, Chief Executive Officer, President and majority stockholder of the Company in the aggregate amount of $2,187,500. The $2,187,500 loan was evidenced by two promissory notes. In connection with the new revolving credit facility with GE Capital Corp., these notes were consolidated into one promissory note. The new note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments commencing November 1, 1996 through February 1, 2000. The interest rate at December 31, 1996 was 8.45%. The new revolving credit facility with GE Capital Corp. allows the Company to make quarterly principal payments and scheduled monthly interest payments to Mr. Stephen so long as prior to an after giving affect to such payments no default has occurred and is continuing or would occur on the GE Capital Corp. indebtedness as a result thereof. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by GE Capital Corp. of payment in full of outstanding GE Capital Corp. indebtedness.

As of December 31, 1996, the Company leases space for two of its Company-owned Aid Auto Stores from Mr. Werner S. Neuburger, Director of the Company. The leases on both of these stores expire December 15, 2000 and have annual rentals of $19,008 and $37,500 with annual increases based upon the consumer price index or 4%, whichever is higher. A third location was leased from Mr. Neuburger for the first ten months in 1996, whereby the Company then moved to a larger square footage location to accommodate its Superstore program. Rents paid to Mr. Neuburger in 1996 aggregated approximately $136,000. In addition, at December 31, 1996, the Company was indebted to Mr. Neuburger in the amount of $1,369,218 in connection with the Acquisition. the original face value of the note was 1,507,396. The note had an interest rate equal to one percentage point below the prime rate in 1996 and at the prime rate thereafter. The note is payable in 120 equal monthly installments of principal plus accrued interest commencing February 1, 1996. The Note provides for immediate payment thereof upon, among other things, the failure to pay an installment when due, the insolvency of the Company, the filing of a bankruptcy petition by the Company, the sale of substantially all of the assets of the Company or a reduction in the stock ownership of the current majority shareholder (Mr. Philip L. Stephen) to below 10%. The Note is subordinate to the GE Capital indebtedness. Also in connection with the Acquisition, a repayment of $2,000,000 short term promissory note was made on January 2, 1996 to Mr. Neuburger.

For the year ended December 31, 1996, the Company paid $275,000 for professional services to the law firm of Cowan, Liebowitz & Latman, P.C. Mr. Lewis R. Cowan, Director of the Company, has been Senior Council of the law firm since 1994.


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on Page F-1.

(2)	Schedules
No schedules are furnished as the information is presented elsewhere in this document or is inapplicable.

(3)	Exhibits






Exhibit
Number     Documents


3.1        Amended and Restated Articles of Incorporation of the Company.(1)

3.2        Bylaws of the Company.(1)

4.1        Form of Common Stock Certificate.(1)

4.2 Form of Public Warrant Agreement between the Company, American Stock Transfer & Trust Company and Whale Securities Co., L.P.(1)

4.3       Specimen Form of Public Warrant Certificate (contained in Exhibit
          4.4).(1)

4.4 Form of Underwriter's Warrant Agreement (including form of Warrant Certificate) between the Company and Whale Securities Co., L.P.(1)

10.1 Agreement between the Company and Philip L. Stephen, dated as of December 15, 1995.(1)

10.2      Forms of Franchise Agreements.(1)

10.3 Form of Consulting Agreement between the Company and Whale Securities Co., L.P.(1)

10.4 Transportation Agreement between the Company and Ryder Dedicated Logistics, Inc., dated December 2, 1994.(1)

10.5      1995 Company Stock Option Plan.(1)

10.6 Lease Agreement between the Company and International Cigar Company, dated October 15, 1989(1), as amended by First Amendment of Lease dated August 1, 1995.(2)

10.7 Bank Loan Agreement, between the Company and Israel Discount Bank of New York dated as of September 1, 1995(3), as amended October 27, 1995 and November 1, 1995.(4)

10.8 Agreement between the Company and Local 239 of the International Brotherhood of Teamsters, dated February 1, 1996.(4)

10.9 Promissory Note by the Company in favor of Philip L. Stephen, dated October 22, 1996.

10.10 Asset Purchase Agreement, dated November 9, 1995, among the Company, various sellers, and Werner S. Neuburger, relating to the agreement of the Company to acquire 10 franchised stores in Long Island, New York.(2)

10.11 General Electric Capital Corporation revolving loan and credit agreement with Exhibits, dated as of October 1, 1996.(5)

21.1      List of the Company's subsidiaries.

24.1      Consent of Independent Certified Public Accountants



(1)	 Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89190) declared effective by the Commission on April 10, 1995.

(2)	 Incorporated by reference to the Company's current Report on Form 8-K dated November 9, 1995.

(3)	 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	 Incorporated by reference to the Company's Post-Effective Amendment No.
     1 to the Registration Statement on Form SB-2 (No. 33-89190) declared effective by the Commission on August 13, 1996.

(5)	 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.




SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AID AUTO STORES, INC.


March 28, 1997	                  By:	/s/ Philip L. Stephen
                                   		Philip L. Stephen
                                   		Chairman, Chief Executive Officer,
                                   		And President (Principal Executive Officer)


March 28, 1997	                  By:	/s/ Frank Mangano
                                   		Frank Mangano
                                   		Chief Financial Officer,
                                   		(Principal Financial and Accounting
                                      Officer)



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and one the dates indicated.

March 28, 1997	                      /s/ Philip L. Stephen
                                   		Philip L. Stephen, Director

March 28, 1997	                      /s/ Lewis R. Cowan
                                   		Lewis R. Cowan, Director

March 28, 1997                      	/s/ Leonard Genovese
                                   		Leonard Genovese, Director

March 28, 1997	                      /s/ Ira Scott Greenspan
                                   		Ira Scott Greenspan, Director

March 28, 1997	                      /s/ Greg M. Stephen
                                   		Greg M. Stephen, Director

March 28, 1997	                      /s/ Werner S. Neuburger
	                                   	Werner S. Neuburger, Director





                                Exhibit 10.9

                               Promissory Note


$2,187,500.00	                                             October 22, 1996


For value received, Aid Auto Stores, Inc., a Delaware corporation with its principal place of business located at 275 Grand Boulevard, Westbury, New York 11590 (the "Obligor"), promises to pay to the order of Philip L. Stephen, an individual, residing at 983 Dartmouth Lane, Woodmere, New York 11598, (the "Holder") the principal sum of Two Million One Hundred Eighty Seven Thousand Five Hundred ($2,187,500.00) Dollars together with interest on the unpaid principal balance at the rate equal to the interest event Obligor does not have any bank financing, the interest rate shall be equal to the prime rate of interest printed in the Wall Street Journal, from time to time, such rate to change when and as such prime rate changes. Interest on the unpaid principal amount shall be payable monthly on the first day of each month commencing on November 1, 1996 and continuing until the entire balance of principal and interest due on this note is paid. The entire unpaid principal balance shall be paid in fourteen (14) e quarterly commencing on November 1, 1996 and continuing on the first day of each February, May and November thereafter until February 1, 2000 when the entire remaining balance shall be due and payable.

Payments of principal and interest shall be made to the Holder at 983 Dartmouth Lane, Woodmere, New York, or at such other place as the Holder may designate by written notice to the Obligor.

The terms of this Note are subject to the terms and conditions of the Subordination Agreement dated the date hereof between General Electric Capital Corporation, Philip L. Stephen, and Aid Auto Stores, Inc., (the "PS Subordination Agreement"). In the event Obligor is prohibited from making any principal and/or interest payments owed under this Note due to the terms of the PS Subordination Agreement, then such principal and/or interest amounts owed shall accrue and shall be paid to Holder when permitted by ents under this Note be extended beyond February 1, 2000.

Obligor agrees that upon the happening of any of the following events and at the option of the Holder, the obligation of the Obligor to Holder shall become immediately due and payable without presentment, notice, demand, protest or notice of any kind, all of which are expressly waived: (1) the failure to pay any installment of principal or interest when due which default continues for a period of fifteen (15) days after written notice;
(2) the insolvency, or the execution of an assignment for the benefit tion in bankruptcy by or against the Obligor; (4) the sale of or assignment of substantially all of the assets of the Obligor; (5) the demand by Obligor's Bank of payment in full by Obligor or any loan or loans which are outstanding; or (6) a change in a majority of the Continuing Directors (as hereinafter defined) serving on the Board of Directors of the Obligor. The term "Continuing Directors" for purposes of this sub paragraph shall mean directors serving on the Board of Directors of the Obligor as o mber's nomination or election is approved by a majority of the Original Directors.

This Promissory Note is in replacement of the two promissory notes each dated March 29, 1996 payable to the order of Philip L. Stephen in the principal amounts of Four Hundred Twenty Five Thousand ($425,000.00) Dollars and Two Million Seventy Five Thousand ($2,075,000.00) Dollars, respectively.

No delay or failure on the part of the Holder to execute any power or right shall operate as a waiver thereof and such rights and powers shall be deemed continuous.

This Note may be transferred to any other person, firm or corporation who shall thereafter become vested with all the powers and rights given to the Holder.

In the event that this Note is not paid when due, whether by acceleration or otherwise, the Obligor agrees to pay, in addition to the principal and accrued interest, all costs and expenses of collection incurred by the Holder including reasonable attorney' fees.

This Note may be prepaid at any time without penalty.

This Note shall be governed by and interpreted and construed under the laws of the State of New York.

                                        AID AUTO STORES, INC.



                                      		By	/s/ Greg M. Stephen
                                        			Greg M. Stephen

                                      		Title:	Vice President






                                  Exhibit 21.1



                       Subsidiaries of Aid Auto Stores, Inc.


Corporate Name                                      State of Incorporation

Aid Flatlands Avenue, Inc.                                New York
Ames Automotive Warehouse, Inc.                           New York
White Plains Aid, Inc.                                    New York
Bellmore Aid Inc.                                         New York
Bethpage Superstore Aid Auto, Inc.                        New York
North Babylon Superstore Aid Auto, Inc.                   New York
Glen Cove Superstore Aid Auto, Inc.                       New York
Oceanside Superstore Aid Auto, Inc.                       New York
Jersey City Aid Auto, Inc.                                New Jersey
Hillside Avenue Aid, Inc.                                 New York
Perfect Choice Automotive Products, Inc.                  New York





                                                                 Exhibit 24.1


            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated April 4, 1997, accompanying the consolidated financial statements included in the Annual Report of Aid Auto Stores, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statements of Aid Auto Stores, Inc. and Subsidiaries on Form S-8 (File No. 333-06675).




GRANT THORNTON LLP


/s/Grant Thornton LLP


New York, New York
April 4, 1997