Form 10-Q
period 1997-03-31
AID AUTO STORES INC /DE/
filed 1997-05-15
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-Q

(Mark One)
    [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1997

                                       OR

    [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NO.  1-13710

                             AID AUTO STORES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                          11-2254654
         (STATE OF INCORPORATION)      (IRS EMPLOYER IDENTIFICATION NUMBER)

275 Grand Boulevard, Westbury, New York  11590
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (516) 338-7889

INDICATE BY CHECK MARK IF WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

            YES     X           NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK (PAR VALUE $.001 PER SHARE) 3,957,596 SHARES OUTSTANDING AS OF MAY 1, 1997.

                            AID AUTO STORES, INC.


                                 CONTENTS

 PART I	    FINANCIAL INFORMATION					                           PAGE

 Item 1	 	  Consolidated Condensed Financial Statements:

			         Balance Sheets as of March 31, 1997 and
		         	December 31, 1996 ...............................    3 - 4

			         Statements of Operations for the Three Months Ended
			         March 31, 1997 and  1996 .........................	  5

			         Statements of Cash Flows for the Three Months Ended
			         March 31, 1997 and 1996 ..........................   6 - 7

			         Notes to Financial Statements ...................    8


Item 2	    	Management's Discussion and Analysis of Financial
			         Condition and Results of Operations  ............    9



PART II	    OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K  ..............     14






SIGNATURES  ..............................................       15

                    Aid Auto Stores, Inc. and Subsidiaries

                    CONSOLIDATED CONDENSED BALANCE SHEETS



		                                         March 31, 1997      Dec. 31,  1996
                                             (UNAUDITED)          (AUDITED)
                   ASSETS
CURRENT ASSETS:

Cash and cash equivalents                   $    113,084         $    331,019
Accounts receivable - trade, net of
  allowances for doubtful accounts of
  $ 440,798 at March 31, 1997 and
  December 31, 1996                            2,087,170            1,755,904
Notes receivable, net of allowances
  for doubtful accounts of $190,000
  at March 31, 1997 and December 31, 1996        292,912              305,424
Inventories                                   12,980,836           13,348,534
Prepaid expenses and other current assets      2,681,237            2,105,198
Deferred income taxes                            275,000              275,000
                                            ------------         ------------
                 Total current assets         18,430,239           18,121,079


FIXED ASSETS - AT COST, net                    3,223,311            3,266,855


COSTS IN EXCESS OF NET ASSETS ACQUIRED,
net                                            3,621,762            3,690,214


DEFERRED INCOME TAXES                            175,000              175,000

OTHER ASSETS                                     276,105              271,980
                                           -------------        -------------
                                           $  25,726,417        $  25,525,128
                                           =============        =============

           See Notes to Consolidated Condensed Financial Statements




                            Aid Auto Stores, Inc. and Subsidiaries

                            CONSOLIDATED CONDENSED BALANCE SHEETS


                                          March 31, 1997        Dec. 31, 1996
                                           (UNAUDITED)             (AUDITED)
    LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

Revolving credit line                     $  8,761,243         $  7,649,951
Accounts payable                             2,977,781            3,599,561
Accrued expenses                               320,083              448,331
Current portion of long-term debt              357,538              428,647
Note payable - officer                         781,250              781,250
                                          ------------        -------------
Total current liabilities                   13,197,895           12,907,740


LONG-TERM DEBT                               1,857,581            1,899,445

DEFERRED OCCUPANCY COSTS                       253,612              242,628

NOTE PAYABLE - OFFICER                       1,406,250            1,406,250


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
    authorized, 2,000,000 shares;
    none issued

  Common stock, $.001 par value;
    authorized, 15,000,000 shares;
    3,957,596 shares issued and
    outstanding                                 3,958                 3,958
Additional paid-in capital                  9,006,809             9,006,809
Retained earnings                                 312                58,298
                                          -----------           -----------
                                            9,011,079             9,069,065
                                          -----------           -----------

                                         ------------          ------------
                                       $   25,726,417        $   25,525,128
                                         ============          ============


         See Notes to Consolidated Condensed Financial Statements




                     Aid Auto Stores, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                             Three Months Ended March 31,
                                               		1997	            		1996
Revenues
   Net sales                              $   6,092,598       $   6,574,037


Costs and expenses
   Cost of sales                              3,542,819           4,010,476
   Selling and shipping                       1,768,739           1,686,688
   General and administrative                   576,102             682,057
                                           ------------        ------------
                                         $    5,887,660      $    6,379,221
                                           ------------        ------------

Income from operations                          204,938             194,816


Interest expense                               (269,408)           (196,267)
Interest and other income                         6,484              51,669
                                            -----------         -----------
Income (loss) from continuing operations
before income taxes                             (57,986)             50,218

Provision for income taxes                                            8,615
                                            -----------         -----------
NET INCOME (LOSS)                            $  (57,986)        $    41,603
                                            -----------         -----------


Income (loss) per common share
Income (loss) from continuing operations          $(.01)               $.01

Net Income (loss) per common share                $(.01)               $.01


Weighted average common shares outstandin     3,957,596           3,957,596
                                            ===========         ===========

            See Notes to Consolidated Condensed Financial Statements





                         Aid Auto Stores, Inc. and Subsidiaries

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                 Three Months Ended March 31,
   	                                                	1997	          		1996

Cash flows from operating activities
  Net (loss) income                            $   (57,986)        $   41,603
Adjustments to reconcile net (loss) income
  to net cash used in operating activities
     Depreciation and amortization                 318,482             82,993
     Provision for losses on accounts receivable                       33,000
     Deferred occupancy costs                       10,984            (10,610)
     (Increase) decrease in operating assets
        Accounts receivable                       (331,266)           542,721
        Notes receivable                            12,512             14,358
        Inventories                                367,698         (1,916,894)
        Prepaid expenses and other
          current assets                          (657,320)          (996,204)
        Security deposits                           (4,125)            (1,965)
     Increase (decrease) in operating liabilities
       Accounts payable                           (621,780)         1,439,569
       Accrued expenses                           (128,248)          (133,366)
       Income taxes payable                                             6,620
                                               -----------        -----------
     Net cash used in operating activities      (1,091,049)          (898,175)


Cash flows from investing activities
   Purchases of fixed assets                      (125,205)          (85,584)
                                               -----------       -----------
Net cash used in investing activities             (125,205)          (85,584)
                                               -----------       -----------






                      Aid Auto Stores, Inc. and Subsidiaries

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                 (UNAUDITED)


                                                 Three Months Ended March 31,
	                                                     	1997	         	1996

Cash flows from financing activities
   Net borrowings under revolving credit line     $ 1,111,292     $   738,698
   Principal repayment of long-term debt              (46,686)     (2,031,485)
   Repayment of notes payable under capital
    lease obligations                                 (66,287)
   Repayment of officers' loans                                       (46,840)
                                                  -----------     -----------
     Net cash provided by (used in)
     financing activities                             998,319      (1,339,627)
                                                  -----------     -----------

       Net increase (decrease) in cash and
         cash equivalents                            (217,935)     (2,323,386)

Cash and cash equivalents, at beginning of year       331,019       4,766,893
                                                  -----------     -----------
Cash and cash equivalents, at end of year           $ 113,084     $ 2,443,507
                                                  ===========     ===========


Supplemental disclosures of cash flow information:
Cash paid during the year for
   Interest                                       $   233,929     $   186,048
   Income taxes                                                   $    68,253






                    AID AUTO STORES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)



A.  CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated balance sheet as of March 31, 1997 and the consolidated statement of operations and cash flows for the three month period ended March 31, 1997 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the result of operations and cash flows for the period presented, have been made. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.


For information concerning the Company's significant accounting policies, reference is made to the Company's audited financial statements for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and the notes included in the Form 10-K.



B. INVENTORIES

Inventories consists primarily of merchandise purchased for resale.

                            AID AUTO STORES, INC.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


General

Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of March 31, 1997, the Company supplied products to 55 Aid Auto Stores, including 21 Company-owned stores and 34 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice" brands to both do-it-yourself and commercial customers. In 1994, in anticipation of the commencement of its Company-owned mini-warehouse Superstore growth strategy, the Company curtailed the granting of new franchises, so as to preserve favorable locations for Company-owned Superstores. In April 1995, the Company consummated its Initial Public Offering, the net proceeds of which were approximately $7,300,000. As of March 31, 1997, the Company had opened 7 new Superstores and had acquired(in December 1995) ten franchised Aid Auto Stores located in Long Island,
New York, of which four of these stores have been converted and reopened as Superstores and five of the six remaining stores will be converted to Superstores. The Company intends to continue to open additional Superstores, which may be accomplished in part by acquisition. The number of stores to be opened is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The Company's operating expenses are expected to increase significantly in connection with the Superstore growth program and, accordingly, the Company's future profitability will depend upon corresponding increases in revenue from the Superstore operations, of which there can be no assurance.


Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months
   Ended March 31, 1996.

     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 21 existed at March 31, 1997 and 17 at March 31, 1996. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 34 existed at March 31, 1997 and 43 at March 31, 1996, and through Ames, to hundreds of other customers. Revenues decreased by $481,439 (or 7.3%) from $6,574,037 for the three months ended March 31, 1996 to $6,092,598 for the three months ended March 31, 1997. The decrease in revenues in 1997 was due primarily to the decrease of $1,160,249 in wholesale sales to franchisees and through Ames from $3,025,908 for the three months ended March 31, 1996 to $1,865,659 for the three months ended March 31, 1997, partially offset by an increase in retail sales of $649,981 (or 19.1%) from $3,401,942 for the three months ended March 31, 1996 to $4,051,923 for the three months ended March 31, 1997. In addition, the exceptionally mild, auto-friendly winter weather in the first quarter of 1997 resulted in a decrease in the sale of certain items( e.g., antifreeze and other winter chemicals) and the decreased need for other winter maintenance items (especially when compared to the seasonally cold and wet winter of 1995-1996 which resulted in an increase in the sale of winter items). Retail revenue increases were offset by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not to grant new franchises(which results in a loss of sales to new franchisees). Furthermore, ten franchised stores were terminated by the Company in 1996, and an additional six franchised stores were terminated in the first three months of 1997. For the three months ended March 31, 1997, retail sales represented 66.5% of total net sales as compared to 51.8% for the comparable prior year quarter.

     Cost of sales decreased by $467,657 (11.7%) from $4,010,476 for the three months ended March 31, 1996 to $3,542,819 for the three months ended March
31, 1997. As a percentage of net sales, cost of sales decreased from 61.0% for the three months ended March 31, 1996 to 58.2% for the three months ended March 31, 1997, reflecting the significantly higher margins on retail sales (as compared to wholesale sales).

     Selling and shipping expenses increased by $82,051 (or 4.9%) from $1,686,688 (25.7% of net sales) for the three months ended March 31, 1996 to $1,768,739 (29.0% of net sales) for the three months ended March 31, 1997. The increase as an absolute amount and as a percentage of net sales for the three months was due primarily to an increase of selling expenses, reflecting a significant increase in the Company's retail operations. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of these operations. As a result the Company's efforts to control costs, the selling and shipping expense dollars remained essentially constant despite the decline in sales volume.

     General and administrative expenses decreased by $105,955 (or 15.5%) from $682,057 (10.4% of net sales) for the three months ended March 31, 1996 to $576,102 (9.5% of net sales) for the three months ended March 31, 1997. The decrease in absolute dollars and as a percentage of sales was due to the Company's concentration on controlling costs.

     Interest expense increased $73,141 from $196,267 for the three months ended March 31, 1996 to $269,408 for the three months ended March 31, 1997. This increase was due to an increase in the average outstanding bank debt balance during the first three months of 1997 as compared to the same period in the prior year.

     For the foregoing reasons, the net loss for three months of 1997 was approximately $58,000 as compared to a net income of approximately $42,000 for the three months ended March 31, 1996.


Liquidity and Capital Resources

     The Company had working capital of $5,232,000 at March 31, 1997, as compared to $5,213,000 at December 31, 1996, essentially maintaining its working capital at the same level at the beginning and end of the first quarter. Through March 31, 1997, the Company had financed its capital requirements predominantly through a revolving loan and credit facility, through loans from one of its officers, and through the Company's Initial Public Offering, the net proceeds of which were approximately $7,300,000.

     Net cash used in operating activities was $898,000 for the three months ended March 31, 1996 and $1,091,000 for the three months ended March 31, 1997. The increase in 1997 was attributable primarily to an increase in accounts receivable and increases in prepaid expenses and other current assets compared to the prior comparable period, offset in part by a decrease in inventory and accounts payable in 1997. Net cash utilized in investing activities was $86,000 and $125,000 for the three month period ending March 31, 1996 and 1997, respectively, the increase reflecting increase capital expenditures in connection with the Superstore expansion program. Net cash used by financing activities was $1,340,000 for the three months ended of 1996 compared to net cash provided by financing activities was 998,000 for the three months ended March 31, 1997. The decrease was primarily attributed to the repayment in the first quarter of 1996 of debt in connection with the acquisition of the ten franchised Aid Auto Stores locations.

     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.

     On October 22, 1996, the Company entered into a revolving credit facility with GE Capital Corp. ("GE Capital") providing for maximum borrowings of $10,000,000. This facility replaced the existing bank facility which provided for maximum borrowings of $6,000,000. This new facility allows the Company to borrow at the index rate plus 3% (the index rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of the Wall Street Journal). At March 31, 1997 the index rate was 5.43%. Maximum borrowings under the revolving credit facility are based upon the sum of 65% of eligible inventory and 70% of eligible accounts receivable. The agreement expires on September 30, 1999.

     Substantially all of the Company's assets are pledged under this new facility as collateral, and the Company is prohibited from granting a security interest to any party other than GE Capital, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with GE Capital limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets. In the event that the Company in unable to make payment on its line of credit when due on September 30, 1999, GE Capital could forclose on the collateral, which would have a material adverse effect on the Company.

     At March 31, 1997, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the aggregate amount of $2,187,500.
The $2,187,500 loan was evidenced by two promissory notes. In connection with the new facility with GE Capital, these notes were consolidated into one promissory note. The new note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the GE Capital indebtedness as a result thereof. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by GE Capital of payment in full of outstanding GE Capital indebtedness.


     At March 31, 1997, the Company had deferred tax assets of $450,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

     As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures.

     The Company has used a substantial portion of the net proceeds of the Initial Public Offering to implement its proposed Superstore growth program. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations are likely to be sufficient to fund the continuing cost of its growth program. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with the Bank, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or additional personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

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


                                       	AID AUTO STORES, INC.
                                      		(Registrant)



May 15, 1997	                       By: /s/Philip L. Stephen
                                        Philip L. Stephen
	                                      	Chairman, Chief Executive Officer,
                                      		And President (Principal Executive
                                        Officer)


May 15, 1997                       	By:	/s/Frank Mangano
                                        Frank Mangano
                                      		Chief Financial Officer,
                                      		(Principal Financial and Accounting
                                        Officer)