Form 10-Q
period 1997-06-30
AID AUTO STORES INC /DE/
filed 1997-08-14
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                   FORM 10-Q

(Mark One)
          [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1997

                                     OR

          [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.  1-13710

                               AID AUTO STORES, INC.
                 ------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)

                   Delaware                           11-2254654
             -------------------           --------------------------------
          (State of Incorporation)       (IRS Employer Identification Number)

   275 Grand Boulevard, Westbury, New York     11590
   --------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code:        (516) 338-7889

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

Common Stock (par value $.001 per share) 3,957,596 shares outstanding as of August 1, 1997.

                            AID AUTO STORES, INC.

                                 CONTENTS
                                 --------

PART I         FINANCIAL INFORMATION                                   PAGE

Item  1        Consolidated Condensed Financial Statements:
-------        -------------------------------------------

               Balance Sheets as of June 30, 1997 and
               December 31, 1996 ..................................    3 - 4

               Statements of Operations for the Six Months Ended
               June 30, 1997 and  1996 ...........................     5

               Statements of Operations for the Three Months Ended
               June 30, 1997 and  1996 ...........................     6

               Statements of Cash Flows for the Six  Months Ended
               June 30, 1997 and 1996 ............................     7 - 8

               Notes to Financial Statements .....................     9


Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations  ..............     10 - 14



PART II        OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K  .................     15






SIGNATURES  .....................................................      16

                   Aid Auto Stores, Inc. and Subsidiaries

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                             June 30, 1997      Dec. 31, 1996
                       ASSETS                 (unaudited)         (audited)
                                             -------------      -------------
CURRENT ASSETS
  Cash and cash equivalents ................ $    518,343          $ 331,019
  Accounts receivable - trade, net of
    allowances for doubtful accounts of
    $440,798 at June 30, 1997 and
    December 31, 1996 ......................   1 ,292,468          1,755,904
  Notes receivable, net of allowances for
    doubtful accounts of $190,000 at
    June 30, 1997 and December 31, 1996 ....      327,176            305,424
  Inventories ..............................   12,880,915         13,348,534
  Prepaid expenses and other current assets     2,944,155          1,971,150
  Deferred income taxes ....................      275,000            275,000
                                             ------------       ------------
            Total current assets               18,238,057         17,987,031



  FIXED ASSETS -AT COST, net ..............     3,283,212         3,266,855


  COSTS IN EXCESS OF NET ASSETS ACQUIRED,
    net ..................................      3,553,309         3,690,214

  DEFERRED INCOME TAXES ..................        175,000           175,000


  OTHER ASSETS ...........................        396,073           406,028
                                             ------------      ------------
                                            $  25,645,651     $  25,525,128
                                             ============      ============



           See Notes to Consolidated Condensed Financial Statements


                         Aid Auto Stores, Inc. and Subsidiaries

                         CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY         June 30, 1997     Dec. 31, 1996
                                              (unaudited)        (audited)
                                             -------------     -------------
CURRENT LIABILITIES
  Revolving credit line  ...............     $   7,954,369     $   7,649,951
  Accounts payable .....................         3,666,653         3,599,561
  Accrued expenses .....................           351,593           448,331
  Current portion of long-term debt ....           434,630           428,647
  Note payable - officer ...............         1,093,750           781,250
                                             -------------     -------------
       Total current liabilities                13,500,995        12,907,740


  LONG-TERM DEBT ......................          1,662,981         1,899,445

  DEFERRED OCCUPANCY COSTS ............            308,532           242,628

  NOTE PAYABLE - OFFICER ..............          1,093,750         1,406,250

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     authorized, 2,000,000 shares;
     none issued
  Common stock, $.001 par value;
    authorized, 15,000,000 shares;
    3,957,596 shares issued
    and outstanding  .................              3,958              3,958

  Additional paid-in capital .........          9,006,809          9,006,809
  Retained earnings ..................             68,626             58,298
                                             ------------       ------------
                                                9,079,393          9,069,065


                                             ------------       ------------
                                           $   25,645,651     $   25,525,128
                                             ============       ============



           See Notes to Consolidated Condensed Financial Statements

                     Aid Auto Stores, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Six Months Ended June 30,
                                                   1997           1996
                                                ------------    ------------
Revenues
  Net sales  .............................    $  12,313,990   $  13,609,681


Costs and expenses
  Cost of sales  ........................         6,854,435       8,093,152
  Selling and shipping ..................         3,754,401       3,758,235
  General and administrative ............         1,156,936       1,413,179
                                               ------------    ------------
                                              $  11,765,772   $  13,264,566
                                               ------------    ------------

        Income  from operations                     548,218         345,115


  Interest expense .....................           (551,622)       (395,946)
  Interest and other income ............             13,733         175,033
                                                -----------     -----------

      Income from continuing operations
         before income taxes                         10,329         124,202

  Provision for income taxes                                         31,615
                                                -----------      ----------
                 NET INCOME                    $     10,329     $    92,587
                                                -----------      ----------

  Income per common share
    Income from continuing operations               $    -            $ .03
                                                       ====             ===

    Net Income per common share                     $    -            $ .02
                                                       ====             ===


   Weighted average common shares outstanding     3,957,596       3,957,596
                                                  =========       =========





           See Notes to Consolidated Condensed Financial Statements

                      Aid Auto Stores, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended June 30,
                                                   1997         1996
                                             ------------     ------------
Revenues
  Net sales ............................    $   6,221,392    $   7,035,644


Costs and expenses
  Cost of sales  ......................         3,311,616        4,082,676
  Selling and shipping ................         1,985,662        2,071,545
  General and administrative ..........           580,834          731,124
                                              -----------      -----------
                                            $   5,878,112    $   6,885,345
                                              -----------      -----------

        Income  from operations                   343,280          150,299


  Interest expense ...................           (282,214)        (199,679)
  Interest and other income ..........              7,249          123,364
                                              -----------      -----------

       Income from continuing operations
          before income taxes                      68,315           73,984

  Provision for income taxes                                        23,000
                                              -----------       ----------
               NET INCOME                   $      68,315     $     50,984
                                              -----------       ----------

  Income per common share
     Income from operations                        $.02             $.02
                                                    ===              ===

     Net Income per common share                   $.02             $.02
                                                    ===              ===


  Weighted average common shares outstanding   3,957,596         3,957,596
                                               =========         =========




            See Notes to Consolidated Condensed Financial Statements

                          Aid Auto Stores, Inc. and Subsidiaries

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                Six Months Ended June 30,
                                                   1997          1996
                                                -----------    -----------
Cash flows from operating activities
   Net income                                   $    10,329    $    92,587
   Adjustments to reconcile net income to
     net cash used in operating activities
       Depreciation and amortization                651,276        336,283
       Provision for losses on
         accounts receivable                                        58,000
       Deferred occupancy costs                      65,904        (21,220)
      (Increase) decrease in operating assets
         Accounts receivable                        463,436        995,797
         Notes receivable                            20,441         33,804
         Inventories                                467,619     (2,618,130)
         Prepaid expenses and other
           current assets                        (1,147,817)       (94,102)
         Other assets                               (25,968)
         Security deposits                           (6,270)       (14,932)
      Increase(decrease) in operating
         liabilities
        Accounts payable                             67,092        (58,333)
        Accrued expenses                            (96,738)      (109,017)
                                                -----------    -----------

      Net cash provided by (used in)
        operating activities                        469,304     (1,399,263)
                                                -----------    -----------

  Cash flows from investing activities
     Purchases of fixed assets                     (355,917)    (1,037,970)
                                                -----------    -----------
     Net cash used in investing activities         (355,917)    (1,037,970)
                                                -----------    -----------


                   Aid Auto Stores, Inc. and Subsidiaries

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                  Six Months Ended June 30,
                                                       1997       1996
                                                 -----------    -----------
Cash flows from financing activities
  Net borrowings under revolving credit line     $  304,418     $    74,330
  Principal repayment of long-term debt            (230,481)     (1,787,485)
  Repayment of officers' loans                                     (156,250)
                                                 -----------    -----------

      Net cash provided by (used in)
         financing activities                         73,937     (1,869,405)
                                                 -----------    -----------

       Net increase (decrease) in cash
         and cash equivalents                        187,324     (4,306,638)

  Cash and cash equivalents, at beginning of year    331,019      4,766,893
                                                   ---------     ----------
  Cash and cash equivalents, at end of period     $  518,343     $  460,255
                                                   =========     ==========

  Supplemental disclosures of cash flow information:
     Cash paid during the year for
        Interest                                  $  517,455     $  378,100
        Income taxes                                                119,228


                      AID AUTO STORES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



A.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three and six month periods ended June 30, 1997 and the consolidated statement of cash flows for the six month period ended June 30, 1997 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at June 30, 1997, and the result of operations and cash flows for the periods presented, have been made. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.


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


C.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 presentation to conform to the 1997 presentation.

                               AID AUTO STORES, INC.


                      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


General

     Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of June 30, 1997, the Company supplied products to 53 Aid Auto Stores, including 21 Company-owned stores and 32 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto Stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice" brands, to both do-it-yourself and commercial customers. Pursuant to a growth strategy initiated in 1995, the Company commenced the opening of Company-owned Superstores, and de-emphasized its franchise operations. As of June 30, 1997, the Company opened seven new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores in Long Island, New York, of which five of these stores had been converted and reopened as Superstores and four of the five remaining stores will be converted to Superstores. Through termination and non-renewal of franchise agreements, the number of franchised stores has decreased since the end of the second quarter of 1996 from 41 to 32. The Company intends to open additional Superstores, which may be accomplished in part by acquisition. The number of stores to be opened is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the strong future potential of that program. The Company's operating expenses are expected to increase significantly in connection with the Superstore growth program and, accordingly, the Company's future profitability will depend upon corresponding increases in revenue from Superstore operations, of which there can be no assurance.

Results of Operations

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996. Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 21 existed at June 30, 1997 and 18 at June 30, 1996. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 32 existed at June 30, 1997 and 41 at June 30, 1996, and through Ames, to hundreds of other customers. Consistent with the de-emphasis of its wholesale business, the Company reduced its Ames Division wholesale customer base by approximately 30%. Revenues decreased by $1,295,691 (or 9.5%) from $13,609,681 for the six months ended June 30, 1996 to $12,313,990 for the six months ended June 30, 1997 and by $ 814,252 (or 11.6%) from $7,035,644 for the three months ended June 30, 1996 to $6,221,392 for the three months ended June 30, 1997. The decrease in revenues in 1997 was due primarily to the decrease of $2,139,475 in wholesale sales to franchisees and through Ames from $5,831,656 to $3,692,181 for the six months ended June 30, 1996 and 1997, respectively, and $2,659,561 from $4,172,273 to $1,512,712 for the three months ended June 30, 1996 and 1997 respectively. This decrease was partially offset by an increase in retail sales of $853,784 (or 11.0%) from $7,778,025 to $8,631,809 for the six months ended June 30, 1996 and 1997, respectively and $4,376,083 to $4,579,886 for the three months ended June 30, 1996 and 1997 respectively. The exceptionally mild, auto-friendly winter weather in the first quarter of 1997 resulted in a decrease in the sale of certain items (e.g., antifreeze and other winter chemicals) and the decreased need for other winter maintenance items (especially when compared to the seasonally cold and wet winter of 1995-1996 which resulted in an increase in the sale of winter items). In addition, the unseasonably cool spring in the second quarter of 1997 resulted in the reduced sale of car care and car maintenance products. Retail revenue increases were offset by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Furthermore, ten franchised stores were terminated by the Company in 1996, and an additional eight franchised stores were terminated in the first six months of 1997. For the six months ended June 30, 1997, retail sales represented 70.1% of total net sales as compared to 57.2% for the comparable prior year period.

     Cost of sales decreased by $1,238,717 (15.3%) and  $771,060 (18.9%), from
$8,093,152  to $6,854,435 for the six months ended June 30, 1996 and 1997, respectively, and from $4,082,676 to $3,311,616 for the three months ended
June 30, 1996 and 1997, respectively. As a percentage of net sales, cost of sales decreased from 59.5% and 58.0% for the six and three month periods ended June 30, 1996, respectively, to 55.7% and 53.2% for the comparable periods in 1997, reflecting the significantly higher margins on retail sales (as compared to wholesale sales).

     Selling and shipping expenses decreased by $3,834 (or 0.1%) from $3,758,235 (27.6% of net sales) for the six months ended June 30, 1996 to $3,754,401 (30.5% of net sales) for the six months ended June 30, 1997. Selling and shipping expenses decreased by $85,883 (or 4.2%) from $2,071,545 (29.4% of net sales) for the three months ended June 30, 1996 to $1,985,662 (31.9% of net sales) for the three months ended June 30, 1997. Selling and shipping expense as a percentage of sales increased in the 1997 periods as such expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of these operations.

     General and administrative expenses decreased by $256,243 (or 18.1%) from $1,413,179 (10.4% of net sales) for the six months ended June 30, 1996 to $1,156,936 (9.4% of net sales) for the six months ended June 30, 1997. General and administrative expenses decreased by $150,290 (or 20.6%) from $731,124 (10.4% of net sales) for the three months ended June 30, 1996 to $580,834 (9.3% of net sales) for the three months ended June 30, 1997. The decrease in absolute dollars and as a percentage of net sales for the three and six month periods was due to the Company's concentration on controlling costs.


     Interest expense increased $155,676 from $395,946 for the six months ended June 30, 1996 to $551,622 for the six months ended June 30, 1997. Interest expense increased $82,535 from $199,679 for the three months ended June 30, 1996 to $282,214 for the three months ended June 30, 1997. These increases were due to an increase in the average outstanding bank debt balance during the first six months of 1997 as compared to the same period in the prior year.

     For the foregoing reasons, the net income for six and three month period ending June 30, 1997 was approximately $10,329 and $68,315, respectively, as compared to a net income of approximately $92,587 and $50,984 for the six and three month period ended June 30, 1996, respectively.


Liquidity and Capital Resources

     The Company had working capital of $4,737,062 at June 30, 1997, as compared to $5,079,291 at December 31, 1996. The decrease of $342,229 was primarily caused by an increase in the revolving credit line and note payable to officer, and was partially offset by decreases in accounts receivable-trade and inventory. Through June 30, 1997, the Company had financed its capital requirements predominantly through a revolving loan and credit facility, currently with General Electric Capital Corp.("GE Capital") and through the Company's Initial Public Offering, the net proceeds of which were approximately $7,300,000.

     Net cash used in operating activities was $1,399,263 for the six months ended June 30, 1996 as compared to net cash provided by operating activities of $469,304 for the six months ended June 30, 1997. The increase in 1997 was attributable primarily to an increase in other current assets offset in part by decreases in accounts receivable and inventory compared to the prior comparable period. Net cash utilized in investing activities was $1,037,970 and $355,917 for the six month period ending June 30, 1996 and 1997, respectively. The decrease reflects decreases in capital expenditures in connection with the Superstore expansion program. Net cash used by financing activities was $1,869,405 for the six months of 1996 compared to net cash provided by financing activities was $73,937 for the six months ended June 30, 1997. The difference was primarily attributed to the repayment in the first quarter of 1996 of debt in connection with the acquisition of the ten franchised Aid Auto Stores locations.


     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.


     On October 22, 1996, the Company entered into a revolving credit facility with GE Capital providing for maximum borrowings of $10,000,000. This facility replaced the existing bank facility which provided for maximum borrowings of $6,000,000. This new facility allows the Company to borrow at the index rate plus 3% (the index rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of the Wall Street Journal). At June 30, 1997 the index rate was 5.60%. Maximum borrowings under the revolving credit facility are based upon the sum of 65% of eligible inventory and 70% of eligible accounts receivable.

     Substantially all of the Company's assets are pledged under this new facility as collateral, and the Company is prohibited from granting a security interest to any party other than GE Capital, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with GE Capital limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets. Pursuant to a Second Amendment and Forbarance Agreement, dated June 19, 1997, GE Capital has agreed to forbear until August 31, 1997 from exercising its rights under its loan agreement with the Company as a result of a claimed event of default. This date may be extended to September 30, 1997 if prior to August 31, 1997 the Company pays GE Capital a non-refundable extension fee of $5,000. The Company has received a commitment letter from another lending institution indicating an intention by that institution to provide the Company with a credit facility sufficient to refinance all of the obligations owed by the Company to GE Capital. While the Company believes that it will be able to complete a loan agreement with such institution prior to September 30, 1997, there can be assurance in that regard. In that event such an agreement is not timely concluded, and GE Capital claims a default upon the expiration of the Second Amendment and Forebearance Agreement, GE Capital can, at its option, increase the interest rate by 2%, suspend its obligation to make further revolving credit advances or call its loan. In the event GE Capital calls its loan, the Company would be materially adversely affected.

     At June 30, 1997, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the aggregate amount of $2,187,500. The $2,187,500 loan was evidenced by two promissory notes. In connection with the new facility with GE Capital, these notes were consolidated into one promissory note. The new note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the GE Capital indebtedness as a result thereof. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by GE Capital of payment in full of outstanding GE Capital indebtedness.

          At June 30, 1997, the Company had deferred tax assets of $450,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

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

                                AID AUTO STORES, INC.



Part II   OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

          (a)  The following document is filed as part of this report:

               Exhibit 10.1 Second Amendment and Forbearance Agreement dated June 19, 1997 to the General Electric Capital Corporation revolving loan and credit agreement dated as of October 1, 1996.

          Reports on  Form 8-K

               NONE

                                    SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AID AUTO STORES, INC.
                                       -------------------------------
                                           (Registrant)



August 14, 1997               By:    /s/ Philip L. Stephen
                                     ---------------------------------
                                     Philip L. Stephen
                                     Chairman, Chief Executive Officer,
                                     And President (Principal Executive Officer)


August 14, 1997               By:    /s/ Frank Mangano
                                     ---------------------------------
                                     Frank Mangano
                                     Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)