Form 10-Q
period 1997-09-30
AID AUTO STORES INC /DE/
filed 1997-11-14
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-Q

(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September  30, 1997

                                  OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  1-13710

                            AID AUTO STORES, INC.
               -----------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)


               Delaware                            11-2254654
       ------------------------        -----------------------------------
       (State of Incorporation)        (IRS Employer Identification Number)


    275 Grand Boulevard, Westbury, New York  11590
------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code:        (516) 338-7889

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

Common Stock (par value $.001 per share) 3,957,596 shares outstanding as of October 1, 1997.

                              AID AUTO STORES, INC.


                                   CONTENTS
                                   --------

PART I         FINANCIAL INFORMATION                                PAGE

Item  1        Consolidated Condensed Financial Statements:
-------        -------------------------------------------

               Balance Sheets as of  September 30, 1997 and
               December 31, 1996 ..........................        3 - 4

               Statements of Operations for the Nine Months
               Ended September 30, 1997 and  1996 .........        5

               Statements of Operations for the Three Months
               Ended September 30, 1997 and  1996 .........        6

               Statements of Cash Flows for the Nine  Months
               Ended September 30, 1997 and 1996 ..........        7 - 8

               Notes to Financial Statements ..............        9


Item 2         Management's Discussion and Analysis of Financial
------         Condition and Results of Operations ........        10- 14



PART II        OTHER INFORMATION


Item 4         Submission of Matters to a Vote of Security Holders  15
------         ---------------------------------------------------


Item 6         Exhibits and Reports on Form 8-K .................   15
------         --------------------------------





SIGNATURES     .................................................    17

                     Aid Auto Stores, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

             ASSETS                       Sept. 30, 1997     Dec. 31,  1996
                                          --------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                  $ 602,814          $ 331,019
   Accounts receivable - trade,
     net of allowances                        1,082,532          1,755,904
   Notes receivable, net of allwances           340,273            305,424
   Inventories                               12,790,653         13,348,534
   Prepaid expenses and
     other current assets                     2,531,477          1,971,150
   Deferred income taxes                        275,000            275,000
                                           ------------       ------------
         Total current assets                17,622,749         17,987,031


FIXED ASSETS - AT COST, net                   3,459,251          3,266,855

COSTS IN EXCESS OF NET ASSETS
  ACQUIRED, net                               3,487,192          3,690,214

DEFERRED INCOME TAXES                           175,000            175,000

OTHER ASSETS                                    516,478            406,028
                                            -----------        -----------
                                          $  25,260,670      $  25,525,128
                                            ===========        ===========



           See Notes to Consolidated Condensed Financial Statements


                        Aid Auto Stores, Inc. and Subsidiaries

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)

LIABILITIES AND SHAREHOLDER'S EQUITY        Sept. 30, 1997    Dec.  31, 1996
                                            --------------    --------------
CURRENT LIABILITIES
   Revolving credit line                   $    7,588,865     $    7,649,951
   Accounts payable                             3,602,524          3,599,561
   Accrued expenses                               240,021            448,331
   Current portion of long-term debt              412,355            428,647
   Term loan                                      175,000
   Note payable - officer                       1,250,000            781,250
                                            -------------       ------------
Total current liabilities                      13,268,765         12,907,740


LONG-TERM DEBT                                  1,592,500         1,899,445

DEFERRED OCCUPANCY COSTS                          341,484           242,628

NOTE PAYABLE - OFFICER                            937,500         1,406,250

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value;
  authorized 2,000,000 shares; none issued
 Common stock, $.001 par value;
  authorized, 15,000,000 shares;
  3,957,596 shares issued and outstanding          3,958             3,958
 Additional paid-in capital                    9,006,809         9,006,809
 Retained earnings                               109,654            58,298
                                            ------------       -----------
                                               9,120,421         9,069,065

                                            ------------       -----------
                                         $    25,260,670    $   25,525,128
                                            ============       ===========



              See Notes to Consolidated Condensed Financial Statements

                   Aid Auto Stores, Inc. and Subsidiaries

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                         Nine Months Ended September 30,
                                              1997              1996
                                         --------------    --------------
Revenues
  Net sales                               $  19,060,624     $  20,545,292

Costs and expenses
  Cost of sales                              10,824,117        12,233,099
  Selling and shipping                        5,237,883         5,450,132
  General and administrative                  2,117,792         2,322,432
                                           ------------      ------------
                                          $  18,179,792     $  20,005,663
                                           ------------      ------------

       Income  from operations                  880,832           539,629


  Interest expense                             (837,152)         (603,712)
  Interest and other income                       7,676           196,870
                                           ------------      ------------
      Income from continuing operations
         before income taxes                     51,356           132,787

  Provision for income taxes                                       33,079
                                           ------------      ------------
              NET INCOME                  $      51,356      $     99,708


  Income per common share
    Income from continuing operations          $   .01          $   .03
                                                 =====            =====

    Net Income per common share                $   .01          $   .03
                                                 =====            =====

  Weighted average common shares
    outstanding                              3,957,596        3,957,596
                                             =========        =========


      See Notes to Consolidated Condensed Financial Statements


                    Aid Auto Stores, Inc. and Subsidiaries

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                           Three Months Ended September 30,
                                                1997             1996
                                           --------------   --------------
Revenues
  Net sales                                $   6,763,659     $   6,935,611

Costs and expenses
  Cost of sales                                3,969,682         4,139,947
  Selling and shipping                         1,483,482         1,691,897
  General and administrative                     977,881           909,253
                                            ------------      ------------
                                           $   6,431,045     $   6,741,097
                                            ------------      ------------


          Income  from operations                332,614          194,514


  Interest expense                              (285,530)        (207,766)
  Interest and other income                       (6,057)          21,837
                                             -----------      -----------
        Income from continuing operations
            before income taxes                   41,027            8,585

  Provision for income taxes                                        1,464
                                             -----------      -----------
             NET INCOME                      $    41,027      $     7,121
                                             -----------      -----------


Income per common share
  Income from continuing operations              $  .01            $   -
                                                   ====             ====

  Net Income per common share                    $  .01            $   -
                                                   ====             ====


  Weighted average common shares
    outstanding                               3,957,596        3,957,596
                                             ==========       ==========



          See Notes to Consolidated Condensed Financial Statements


                     Aid Auto Stores, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Nine Months Ended September 30,
                                                  1997           1996
                                            -------------    ------------
Cash flows from operating activities
  Net income                                    $  51,356       $   99,708
  Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation and amortization              1,089,020          537,645
     Provision for losses on accounts
       receivable                                                   50,000
     Deferred occupancy costs                      98,856          (31,831)
    (Increase) decrease in operating assets
       Accounts receivable                        673,372        1,293,962
       Notes receivable                            25,284           49,052
       Inventories                                557,881       (2,555,156)
       Prepaid expenses and other
         current assets                          (918,677)        (378,087)
       Other assets                              (261,817)
       Security deposits                           (6,270)         (15,788)
    Increase(decrease) in operating libilities
       Accounts payable                             2,963         (726,533)
       Accrued expenses                          (208,310)        (257,246)
                                               ----------       ----------
  Net cash provided by (used in)
     operating activities                       1,103,658       (1,934,274)


Cash flows from investing activities
   Purchases of fixed assets                     (622,540)      (1,256,243)
                                               -----------      -----------
    Net cash used in investing activities        (622,540)      (1,256,243)
                                               -----------      -----------



                        Aid Auto Stores, Inc. and Subsidiaries

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                             Nine Months Ended September 30,
                                                    1997             1996
                                               -------------     ------------
Cash flows from financing activities
  Net borrowings under revolving credit line    $   (61,086)     $   845,551
  Principal repayment of long-term debt            (323,237)      (1,698,440)
  Notes payable short term                          175,000
  Repayment of officers' loans                         -            (312,500)
                                                ------------      -----------
      Net cash used in financing activities        (209,323)      (1,165,389)
                                                ------------      -----------

           Net increase (decrease) in cash
             and cash equivalents                   271,795       (4,355,906)

  Cash and cash equivalents, at beginning
    of year                                         331,019        4,766,893
                                                 ----------       ----------
  Cash and cash equivalents, at end of period     $ 602,814       $  410,987
                                                 ==========       ==========


Supplemental disclosures of cash flow information:
  Cash paid during the year for
   Interest                                     $   790,068      $  572,775
   Income taxes                                                  $  126,956

                   AID AUTO STORES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


A.         CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated balance sheet as of September 30, 1997 and the consolidated statement of operations for the three and nine month periods ended September 30, 1997 and the consolidated statement of cash flows for the nine month period ended September 30, 1997 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the periods presented, have been made. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

C.   NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"(SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997.

     The Company believes that the adoption of these new standards is not likely to have a material impact on the Company's financial position or results of operations.


D.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 presentation to conform to the 1997 presentation.

                          AID AUTO STORES, INC.


                  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


General

     Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of September 30, 1997, the Company supplied products to 49 Aid Auto Stores, including 22 Company-owned stores and 27 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto Stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice" brands, to both do-it-yourself and commercial customers. Pursuant to a growth strategy initiated in 1995, the Company commenced the opening of Company-owned Superstores and deemphasized its franchise operations. As of September 30, 1997, the Company opened eight new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores in Long Island, New York, of which seven of these stores had been converted and reopened as Superstores and two of the three remaining stores will be converted to Superstores. Through termination and non-renewal of franchise agreements, the number of franchised stores has decreased since the end of the third quarter of 1996 from 42 to 27. The Company intends to open additional Superstores, which may be accomplished in part by acquisition. In addition, consistent with its retail Superstore growth strategy, the Company further deemphasized its wholesale operations by reducing the number of its Ames customers by 32% from September 30, 1996 to September 30, 1997. The number of stores to be opened is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores, the level of success of the initial Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The anticipated favorable financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the future potential of that program. The Company's operating expenses are expected to continue to increase in connection with the Superstore growth program and, accordingly, the Company's future profitability will depend upon increases in revenues from its Superstore operations, of which there can be no assurance.



Results of Operations

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996. Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 22 existed at September 30, 1997 and 18 at September 30, 1996. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 27 existed at September 30, 1997 and 42 at September 30, 1996, and through Ames, to hundreds of other customers. Revenues decreased by $1,484,668 (or 7.2%) from $20,545,292 for the nine months ended September 30, 1996 to $19,060,624 for the nine months ended September 30, 1997 and by $171,952 (or 2.5%) from $6,935,611 for the three months ended September 30, 1996 to $6,763,659 for the three months ended September 30, 1997. The decrease in revenues in 1997 was due primarily to the decrease of $2,336,509 in wholesale sales to franchisees and through Ames from $7,941,952 to $5,605,443 for the nine months ended September 30, 1996 and 1997, respectively, and of $197,034 from $2,110,296 to $1,913,262 for the three months ended September 30, 1996 and 1997, respectively. The decreases were partially offset by an increase in retail sales of $1,159,189 (or 9.6%) from $12,112,784 to $13,271,973 for the nine months ended September 30, 1996 and 1997, respectively and $305,405 (or 7.1%) from $4,334,759 to $4,640,164 for the three months ended September 30, 1996 and 1997, respectively. This reduction in net sales for the three and nine month periods ended September 30, 1997 is consistent with the Company's strategy to deemphasize its wholesale business and continue the growth of its retail business. The exceptionally mild, auto-friendly winter weather in the first quarter of 1997 resulted in a decrease in the sale of certain items (e.g., antifreeze and other winter chemicals) and the decreased need for other winter maintenance items (especially when compared to the seasonally cold and wet winter of 1995-1996 which resulted in an increase in the sale of winter items). In addition, the unseasonably cool spring in the second quarter of 1997 resulted in the reduced sales of car care and car maintenance products. For the nine months ended September 30, 1997, retail sales represented 70% of total net sales as compared to 59% for the comparable prior year period.

     Cost of sales decreased by $1,408,982 (11.5%) and  $170,265 (4.1%), from
$12,233,099 to $10,824,117 for the nine months ended September 30, 1996 and 1997, respectively, and from $4,139,947 to $3,969,682 for the three months ended September 30, 1996 and 1997, respectively. As a percentage of net sales, cost of sales decreased from 59.5% to 56.8% for the nine month period ended September 30, 1996 and 1997, respectively, and decreased from 59.7% to 58.7% the three month period ended September 30, 1996 and 1997, respectively, reflecting the significantly higher margins on retail sales (as compared to wholesale sales).

     Selling and shipping expenses decreased by $212,249 (or 3.9%) from $5,450,132 (26.5% of net sales) for the nine months ended September 30, 1996 to $5,237,883 (27.5% of net sales) for the nine months ended September 30, 1997. Selling and shipping expenses decreased by $208,415 (or 12.3%) from $1,691,897 (24.4% of net sales) for the three months ended September 30, 1996 to $1,483,482 (21.9% of net sales) for the three months ended September 30, 1997. Selling and shipping expense as a percentage of sales increased in 1997 reflecting a greater infrastructure due to the increase in retail operations. Selling expenses is higher for a retail operation than for a wholesale operation, reflecting the nature of the operations. However, in the third quarter of 1997, selling and shipping expense as a percentage of sales decreased due to the Company's concentration in controlling its costs.

     General and administrative expenses decreased by $204,640 (or 8.8%) from $2,322,432 (11.3% of net sales) for the nine months ended September 30, 1996 to $2,117,792 (11.1% of net sales) for the nine months ended September 30, 1997. General and administrative expenses increased by $68,628 (or 7.5%) from $909,253 (13.1% of net sales) for the three months ended September 30, 1996 to $977,881 (14.5% of net sales) for the three months ended September 30, 1997. The decrease in absolute dollars and as a percentage of net sales for the nine month period was due to the Company's concentration on controlling costs.

     Interest expense increased by $233,440 from $603,712 for the nine months ended September 30, 1996 to $837,152 for the nine months ended September 30, 1997. Interest expense increased $77,764 from $207,766 for the three months ended September 30, 1996 to $285,530 for the three months ended September 30, 1997. These increases were due to an increase in the average outstanding bank debt balance during the first nine months of 1997 as compared to the same period in the prior year.

     For the foregoing reasons, the net income for nine and three month period ending September 30, 1997 was approximately $51,356 and $41,027, respectively, as compared to a net income of approximately $99,708 and $7,121 for the nine and three month period ended September 30, 1996, respectively.


Liquidity and Capital Resources

     The Company had working capital of $4,353,984 at September 30, 1997, as compared to $5,079,291 at December 31, 1996. The decrease of $725,307 was primarily caused by an increase in the current portion of the note payable to officer, since no payments have been made in 1997, and was partially offset by decreases in accounts receivable-trade and inventory.

     Net cash provided by operating activities was $1,103,658 for the nine months ended September 30, 1997 as compared to net cash used in operating activities of $1,934,274 for the nine months ended September 30, 1996 . The increase in 1997 was attributable primarily to increases in depreciation and amortization due to the capital expenditures made in connection with the Superstore growth program and decreases in accounts receivable and inventory offset in part by an increase in other current assets compared to the prior comparable period. Net cash utilized in investing activities was $622,540 and $1,256,243 for the nine month period ending September 30, 1997 and 1996, respectively. The decrease reflects decreases in capital expenditures due to a decrease in the funds available to fund the Superstore growth strategy. Net cash used by financing activities was $209,323 for the nine months of 1997 compared to $1,165,389 for the nine months ended September 30, 1996. The difference was primarily attributed to the repayment in the first quarter of 1996 of debt in connection with the acquisition of the ten franchised Aid
Auto Stores locations.


     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.


     On September 29, 1997, the Company entered into a $10,000,000 revolving credit facility with Foothill Capital Corporation ("Foothill"), which at the Company's option, can be increased to $15,000,000. This facility replaced the existing facility which provided for maximum borrowings of $10,000,000. This new facility allows the Company to borrow at the prime rate plus 1%. At September 30, 1997 the prime rate was 8.50%. Maximum borrowings under the revolving credit facility are based upon eligible inventory and of accounts
receivable.   In connection with this new facility, the Company was required to pay an early termination fee of $175,000 to its previous lender. The fee was paid from the proceeds of a loan to the Company by Foothill in the form of a one year term loan with principal and interest payable monthly. The term loan interest rate is at the prime rate plus 1%.

     Substantially all of the Company's assets are pledged under this new facility as collateral, and the Company is prohibited from granting a security interest to any party other than Foothill, which could limit the Company's ability to obtain debt financing to implement its proposed expansion. In addition, the Company's agreement with Foothill limits or prohibits the Company, subject to certain exceptions, from merging or consolidating with another corporation or selling all or substantially all of its assets.

     At September 30, 1997, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the form of a promissory note aggregating $2,187,500. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the Foothill indebtedness as a result thereof. The holder of the note has waived payment on the due date of the last four quarterly payments, which amounts are shown in "Current Liabilities". The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by Foothill of payment in full of outstanding Foothill indebtedness.


          At September 30, 1997, the Company had deferred tax assets of $450,000. The Company, after considering its previous pattern of profitability and its anticipated future taxable income, believes that it is more likely than not that the deferred tax assets will be realized. In this respect, the Company estimates that $1,100,000 of future taxable income will be required to realize the deferred tax assets, with the majority of such assets anticipated to be recovered over the next five years.

     As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures.

     The Company has used net proceeds ($7,300,000) of its 1995 Initial Public Offering as well as funds from borrowings, to finance the implementation of its Superstore growth program. The Company will need to seek additional debt or equity financing, as the Company does not anticipate that its current resources and cash flow from operations are likely to be sufficient to fund the continuing cost of its growth program. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with Foothill, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or additional personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

      In September 1997, the Company engaged Josephthal Lyon & Ross, Inc., an investment banking and securities brokerage firm, to work closely with the Company to develop and implement its strategic plan including evaluating appropriate sources of capital and assisting with selected strategic acquisitions and other corporate and financial matters.


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


                   Part II -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of  Security Holders

          On August 4, 1997 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

          1. The election of the following individuals to serve as Directors until the next annual meeting and until their successors are duly elected and qualified:


                    Philip L. Stephen
                    Greg M. Stephen
                    Leonard Genovese
                    Lewis R. Cowan
                    Ira Scott Greenspan
                    Werner Neuburger


          2. The ratification of the selection by the Board of Directors of Grant Thornton LLP to serve as Independent Auditors for the year ended December 31, 1997. In this connection 3,916,412 shares were voted for ratification, 4,000 shares were voted against ratification, and 4,200 shares abstained.




Item 6.     Exhibits and Reports on Form 8-K



                    NONE

                                SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AID AUTO STORES, INC.
                                       -----------------------------
                                           (Registrant)



November 14, 1997             By:  /s/ Philip L. Stephen
                                   ---------------------------------
                                   Philip L. Stephen
                                   Chairman, Chief Executive Officer,
                                   And President (Principal Executive Officer)


November 14, 1997             By:  /s/ Frank Mangano
                                   --------------------------------
                                   Frank Mangano
                                   Chief Financial Officer,
                                   (Principal Financial and Accounting Officer)