Form 10-K
period 1997-12-31
AID AUTO STORES INC /DE/
filed 1998-04-16
CIK 937599

============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-K
    (Mark One)
       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1997

                                     OR

      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No.  1-13710

                      AID AUTO STORES, INC.
           -----------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

         Delaware                                  11-2254654
   ---------------------               ------------------------------
  (State of Incorporation)           (IRS Employer Identification Number)

  275 Grand Boulevard, Westbury,  New York     11590
  ---------------------------------------------------------
  (Address of Principal Executive Offices)     (Zip Code)

   Registrant's Telephone Number, Including Area Code:  (516) 338-7889

   Securities Registered Pursuant to Section 12 (b) of the Act:
                                    NONE

   Securities Registered Pursuant to Section 12 (g) of the Act:

                   Common Stock, Par Value $.001 Per Share
                   ---------------------------------------
                             Title of Class

                 Redeemable Common Stock Purchase Warrants
                 -----------------------------------------
                            Title of Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
    ---------          --------

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendement to this Form 10-K. [X]

        As of March 27, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $3,137,750.

        As of March 27, 1998, there were 3,957,596 shares of Common Stock (par value $.001 per share) outstanding.

                          Documents Incorporated by Reference
                          -----------------------------------
                                   Not Applicable

=============================================================================

                                    PART 1

ITEM 1.  BUSINESS

General

        Aid Auto Stores, Inc. (the "Company") owns and operates, and franchises, retail automotive parts and accessories stores under the name Aid Auto Stores. These stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" brand (the "Aid Mark"), and also under the "Perfect Choice" brand (the "Perfect Choice Mark"), to both do-it-yourself ("DIY") and commercial customers. At December 31, 1997, there were 22 Company-owned and 26 franchisee-owned Aid Auto Stores. In 1997, the Company derived approximately 72% of its operating revenues from its Company-owned retail automotive stores, as compared to 62% in 1996. The Company derives the remaining portion of its revenues from the wholesale sale of automotive products to its franchisees and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. Aid Auto Stores have operated for more than 40 years and the Company believes that the Aid Auto name is widely recognized by consumers in the New York metropolitan area.

     The focus of the Company's growth strategy is a Company-owned Superstore program, which program was instituted in 1995 following the completion of the Company's initial public offering in April 1995 (the "Initial Public Offering"). As of December 31, 1997, the Company operated fifteen Company-owned Superstores and seven Company-owned non-Superstores which have implemented the Superstore advertising, inventory and merchandising program. Each Superstore enables consumers and businesses to buy quality automotive products from a large inventory at the lowest possible prices and to do so in a convenient and informed manner. Subject to the availability of substantial debt or equity financing, the Company intends to continue such growth by means of opening additional Company-owned Superstores and/or by acquiring other companies, including Aid Auto Stores franchises, having automotive parts and accessories retail stores. The number of stores to be opened, if any, is subject to significant variation depending upon, among other factors, the availability of substantial debt or equity financing for which there can be no assurance of obtaining.


Industry Overview

   According to industry estimates, the size of the domestic automotive after-market for replacement parts, maintenance items and accessories is believed to have been approximately $107 billion in 1997. The Company believes that the automobile after-market will grow in the future because of, among other things, increases in the size and age of the United States' automotive fleet, the increasing number of miles driven annually per vehicle, the higher cost of new cars compared to historic costs and the higher cost of replacement parts as a result of technological changes in more recent models of vehicles. Moreover, the industry is experiencing a trend toward consolidation, with regional automotive specialty chains gaining market share at the expense of smaller independent operators and less specialized mass merchandisers. Compared to most small independent retailers, automotive specialty retail chains with multiple locations in given market areas generally enjoy competitive advantages in purchasing, distribution, advertising and marketing. Significant increases in the number of automotive replacement parts in recent years due to the greater number of domestic and imported vehicle makes and models has made it difficult for smaller, independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet consumer demands. In view of the foregoing, the Company believes that considerable growth opportunities exist in the New York metropolitan area and throughout the Northeast because the region contains one of the largest vehicle populations in the country.


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

     Company-Owned Stores. At December 31, 1997, the Company operated 22 Aid Auto Stores, fifteen of which are Superstores and seven of which have implemented the Superstore advertising, inventory and merchandising program. These 22 Aid Auto Stores are located in Long Island (11), Brooklyn (3), Queens
(3), Staten Island (2), Bronx (1), White Plains (1) and Jersey City (1). The number of Company-owned stores, as of the last day of each of the last three years, is as follows:

                                        COMPANY-OWNED STORES
                                ------------------------------------------
                  December 31, 1995     December 31, 1996    December 31, 1997
                   -----------------     -----------------    -----------------
Non-Superstore         13(1)                    10                    7(2)

Superstore              1                       10                   15
                      ---                      ---                  ---
    Total              14                       20                   22
                      ===                      ===                  ===

(1) During the year ended December 31, 1995, the Company closed a Company-owned non-Superstore, in Brooklyn, New York.

(2) Of these seven stores, five are currently intended to be converted to Superstores. All seven stores have already implemented the Superstore advertising, inventory and merchandising programs.


    The Company selects name brand merchandise and merchandise sold under the Aid and Perfect Choice Marks for all of its Company-owned stores, which merchandise is provided from the Company's wholesale distribution center. The Company's stores sell their merchandise for cash and through third-party credit cards. The Company's policy is to refund the purchase price for, or exchange, returned merchandise. The Company believes that, to date, the amount of refunds and exchanges to and for its retail customers has not been material. For the years ended December 31, 1995, 1996 and 1997, the Company-owned stores generated net sales of $3,969,815, $16,690,722, and $17,524,723 respectively, which constituted approximately 19.6%, 62.1% and 71.8%, respectively, of the Company's overall operating revenues for such periods. For the years ended December 31, 1995, 1996 and 1997, the Company-owned stores reported income from operations before depreciation of($173,992), $1,601,921, and $731,988, respectively. The Company does not believe that the results of operations of its Company-owned stores is necessarily indicative of future operating results. The Company-owned stores provide the Company the opportunity to supply all of these stores' inventory needs, increasing the Company's purchasing power and adding to the Company's profitability.

    Aid Auto Franchises. At December 31, 1997, the Company had franchise agreements with seven franchisees who independently own and operate a total of 26 Aid Auto Stores in New York. The Company's standard franchise agreement, which grants to the franchisee the license to use the Company's Aid Auto Stores service mark in connection with the franchisee's store, is for an initial term of ten years, which term is subject to automatic five-year renewals thereafter unless terminated by either party prior to six months before the end of the initial term or renewal period, as the case may be. The Company may terminate these franchise agreements due to failure to meet standards set for franchisees and for other reasons.

    Franchisees typically pay a one-time initial franchise fee (currently $22,500 for new franchisees and $6,000 for existing franchisees opening additional stores and for independent automotive parts stores who desire to convert their store into a Company franchise) as well as continuing monthly franchise fees of $400. In addition to franchise fees, the Company's current form of franchise agreement provides that franchisees are required to contribute $900 per month to the Company's advertising and promotion costs. The payment obligations of most of the Company's franchisees are secured by their inventory and equipment and all proceeds from their sale of the foregoing, and by the personal guaranty of the franchisee. The Company provides the franchisee with, among other things, site location assistance, mandatory training, store layout and design assistance, and promotional and advertising services. The franchise agreements require that the store be operated in accordance with operating procedures established by the Company relating to, among other things, signage, advertising (including carrying the products advertised), store hours, cleanliness and compliance with laws. The Company is permitted to regularly inspect the stores to regulate compliance with the foregoing and to check inventories and books and records. In addition, the Company's current form of franchise agreement provides that the Company shall have the right to approve the lease of any franchisee. The Company, in anticipation of opening Company-owned Superstores, sold only one new franchise in 1995, which was sold to an existing franchisee opening an additional store, and none in 1996 and 1997, and currently intends to continue to restrict the number of franchises granted in the future so as to preserve desirable locations for its proposed new Superstores. During the entire twelve months of 1995, 1996 and 1997, seven, eight and fourteen franchises, respectively, were terminated by the Company due to their failure to meet standards set for franchisees and for other reasons. The Company has selected and, subject to obtaining substantial capital resources, intends to continue to select sites for its Superstores in areas not served by existing Aid Auto Stores and believes that adequate potential sites are available.

    Although the Company receives franchise fees from its franchisees as described above, the Company derives the principal portion of its franchise-related revenues from the sale of automotive products to its franchisees in connection with its wholesale operations. Currently all of the products marketed on a wholesale basis under the Aid Mark are purchased by the franchisees from the Company, as well as a portion of the other merchandise sold in their stores. While franchise fees accounted for only approximately 1.5%, 0.7% and 0.4% of the Company's operating revenues for the years ended December 31, 1995, 1996 and 1997, respectively, and sales of products to franchisees accounted for 41.7%, 19.2% and 11.4% of net sales, respectively, for these same periods.

    Product Line and Pricing. The Aid Auto Stores (Company-owned and franchised) carry an extensive product line which includes new and remanufactured automotive hard parts such as shock absorbers, front end chassis parts, exhaust systems, brakes, alternators, starters, ignitions, automotive batteries, belts and hoses. Product assortment includes parts for both domestic and import cars, light trucks and vans. Aid Auto Stores also carry a complete line of maintenance items such as oil, antifreeze, transmission, brake and power steering fluids, engine additives, protectants and waxes and accessories. The average Company-owned non-Superstore carries about 8,000 stock-keeping units ("SKU's") on premises, although they have, through the Company's wholesale distribution center, access to more than 22,000 additional SKU's within 24 hours. In addition to a wide assortment of national brands, each of the Aid Auto Stores also carry a number of products (such as fan belts, hoses, alternators, starters, brake shoes and water pumps) marketed under the Aid Mark. Furthermore, the Company has developed a new private label brand name program, which is marketed under the name Perfect ChoiceTM. The Company currently has developed 32 such private label products, primarily maintenance items, and is seeking to develop additional products. The Perfect Choice trademark is registered with the United States Patent and Trademark Office.

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

    In 1996, the Company completed the installation of point-of-sale computer terminals at all of its Company-owned stores. These point-of-sale terminals utilize bar code scanning technology to price merchandise in sales transactions. The use of this technology speeds transaction times, reduces register lines and eliminates labor time previously spent in price labeling merchandise. Substantially all of the sales are currently being scanned. The point-of-sale terminals capture sales information at the time of the transaction to enable the generation of sales reports which assist in store and Company-wide planning. It also provides management with real-time inventory tracking enabling for better inventory management and planning.

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

    Ames Wholesale Operations. The Company's Ames subsidiary sells and distributes national name-brand automotive products from the Company's inventory directly to other wholesalers, retailers, installers and prominent non-automotive retail chains, including supermarkets, home centers and drug store chains. By purchasing products from Ames, non-automotive retail chains are provided a convenient, cost-effective means of participating in the automotive after-market. Ames seeks to provide its retail operations customers with high profit margins, high sales per square foot, excellent inventory turnover, and an extremely high in-stock position (preventing lost sales). Ames accounted for approximately 35.1%, 18.0% and 16.4% of the Company's net sales for the years ended December 31, 1995, 1996 and 1997, respectively.

    As a major automotive warehouse feeder for non-automotive retail merchandisers in the Northeast, Ames is capable of selling and distributing thousands of different name brand products to its customers. In addition, Ames offers a full menu of support services such a strategic planning, merchandise pack-out, price ticketing, order writing and replenishment, plano-gramming, advertising support and new store set-ups. Orders are expedited through the Company's Electronic Data Interchange ("EDI") computer link directly from the field to the Company's distribution center, which helps keep lead time to a minimum.

    Inventory Management and Distribution

    The Company's Westbury distribution center contains 1,636,000 cubic feet of warehouse space and in excess of 30,000 SKU's. It is equipped with an automated conveyor system which expedites the movement of automotive products to the loading area for shipment to its customers on a daily basis. The Company ships all of its orders for both the Aid Auto Stores and its Ames customers via Ryder Commercial Leasing & Services ("Ryder") dedicated carrier program pursuant to an agreement entered into in December 1994. The agreement provides that Ryder will, among other things, ship the Company's orders in a fleet of its trucks (the number of which may be adjusted to accommodate changed conditions), maintain all such trucks, provide licensed drivers, handle shipping documents, and provide managerial information system services to the Company, in consideration of a fee schedule (which fees may change in the event the assumptions upon which they were established change). The agreement is subject to termination by Ryder in the event the Company is in substantial default of its obligations thereunder or in the event the parties are unable to agree upon a negotiated rate increase prior to each anniversary date. By contracting its shipping to Ryder and utilizing their expertise and customized services, the Company has achieved operational efficiencies; however, there can be no assurance that such efficiencies will continue.

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

     In 1997, the Company purchased products from over 300 suppliers. The Company is dependent on close relationships with its suppliers of automotive parts and equipment, and its ability to purchase products directly from these manufacturers at favorable prices and on favorable terms. During 1997, the Company's ten largest suppliers accounted for approximately 49% of the Company's purchases and one supplier accounted for 13% of total purchases. The Company views its relationships with its suppliers as excellent, and believes that alternative sources exist for most of the products it purchases. However, the Company does not maintain supply contracts with any of its suppliers, and it is possible that the loss of any significant supplier could have a material adverse effect on the Company if not replaced in a timely manner and upon suitable terms. The Company's principal suppliers currently provide the Company with certain incentives such as volume purchasing discounts and cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse effect on the Company and its operations.

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

Superstore Growth Program

     General

     In 1995, the Company instituted a Company-owned Superstore growth program. The Superstores are designed to make it possible for consumers and commercial entities to buy top quality automotive after-market products from a large inventory at the lowest possible prices. The number of stores to be opened in connection with the Superstore growth program is subject to substantial variation depending upon, among other factors, the availability of adequate financing to fund the cost of adding the additional stores. In this regard, the Company does not have the capital resources to open additional stores, and as a result, will need to seek substantial debt or equity financing to fund the continuing cost of this program. The Superstores target both DIY and commercial customers. The Company evaluates the results of this growth strategy on an ongoing basis and may make such modifications thereto as it deems prudent. The Company opened its first Superstore in July 1995 in Queens, New York and currently has fifteen Superstores and seven non-Superstores which have implemented the Superstore advertising, inventory and merchandising program.

     Site Selection and Future Expansion

     The Company believes that substantial growth opportunities exist in its current marketing area (the New York metropolitan area, including New Jersey and Connecticut), as well as throughout the Northeast. Current plans, and subject to obtaining adequate financing, are for future Superstores to be located in heavily populated urban areas, including Long Island, Queens, Brooklyn, Bronx, Westchester and Putnam in New York, north and central New Jersey and the southern tier of Connecticut.

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

     The expenditures associated with the opening of a new mini warehouse Superstore, including the cost of location acquisition, improvements, fixtures, inventory, computer equipment and other pre-opening expenses (including initial salaries, training, promotion and advertising), are currently estimated to average approximately $450,000 per store, depending upon variables such as size of location, extent of improvements, and amount of inventory. While the cost of the new Superstores has been in this general range, there can be no assurance that such cost levels can be maintained in the future. There can be no assurance that the Company will have adequate financing to continue the Superstore program or, if it does, that such expansion will be successful.

     Superstore Design and Operations

     The design for the Company-owned mini warehouse Superstore calls for an average of 5,000 to 8,000 square feet, which carry between 12,000 to 15,000 SKU's (as opposed to the existing non-Superstore, Aid Auto Stores, which carry an average of only 8,000 SKU's) plus an additional 200,000 SKU's available by special order. The Superstore design is subject to change as circumstances dictate.

     The Superstore includes an improved merchandise presentation with overhead storage for high volume items, automatic restocking battery displays, and warehouse style racks and shelving, permitting self-service selection of automotive replacement parts that are usually stored behind a parts counter in standard format stores.

     Given their needs, the Superstores are designed to accommodate the DIY customer. The current Superstores contain a Customer Information Section. Customers are able to utilize modern information and diagram computers within the stores to diagnose repairs and supply answers to even the most difficult automotive problems. Repair solutions and instructions are provided free of charge to all customers through the Company's comprehensive Complete Car Care Manual Library. All Superstores have an electronic parts catalog that provide parts information based on vehicle make, model and year. Catalog display screens are available in various locations throughout the store so that employees and customers can take advantage of the electronic catalogs.

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

Competition

     The Company competes both in the DIY and the commercial portions of the automotive after-market business. The Company believes the largest share of the DIY market is held by independently owned stores which, while principally selling to wholesale accounts, have significant DIY sales. The Company also competes with other automotive specialty retailing chains, such as Strauss Discount Auto, and in certain of its product categories (such as oil and certain car care products) with discount and general merchandise stores. The Company's major competitors in supplying the commercial market include independent warehouse distributors, independently owned part stores, automobile dealers and national warehouse distributors and associations such as National Automotive Parts Association (NAPA). The Company may also face competition from large regional automotive after-market chains based in other areas of the country, in the event that they enter the Company's market, such as Pep Boys which has recently entered the New York market.

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

Employees

     As of December 31, 1997, the Company employed approximately 227 persons (excluding franchisees and their employees), of whom 164 were employed at its existing Company-owned Aid Auto Stores, and 63 were employed at the Company's Westbury, New York executive offices and distribution center (including four executive officers, 26 warehouse personnel, four sales representatives, one advertising personnel and 28 corporate and administrative personnel). Currently 77% of the Company's warehouse employees are subject to a collective bargaining arrangement with International Brotherhood of Teamsters Local 239. The Company believes that its labor relations are good. The Company's agreement with the union representing the warehouse employees, which agreement has been ratified by the union membership, expires January 31, 1999.

Trademarks

 The Company's "Aid" trademark used in connection with certain of the Company's automotive products and its "Perfect Choice" trademark utilized in connection with its private label merchandise program currently in effect and under continued development are registered in the United States Patent and Trademark Office, as well as in the states of New York and New Jersey. There are no infringing uses known by the Company which could materially affect the use of such marks. In addition, the Company's "Aid Auto Stores" service mark used in connection with retail store services is registered with the states of New York and New Jersey, and a service mark application has been filed with the United States Patent and Trademark Office. With regard to such application, the Company has been notified that the service mark will be published and that if there is no opposition filed by third parties during the prescribed time period, such service mark will be registered. The Company believes that its trademark and service mark have significant value and are important to its marketing and expansion efforts. There can be no assurance that the Company will be able to register such other names or service marks or any other name or mark it may consider important, or that the Company's current or future trademarks do not or will not violate the proprietary rights of others, that the Company's marks could be upheld if challenged, or that the Company may not be prevented from using its marks, any of which could have an adverse effect on the Company. Enforcement of one's own proprietary rights or the defense against the proprietary claims of another can be extremely costly and there can be no assurance that the Company will have the financial resources necessary to enforce or defend its marks.

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

 In addition to the above facilities, there are 21 Company-owned Aid Auto Stores for which the Company leases space. Leases on these stores expire from January 31, 1999 to November 15, 2008 and have annual rental rates ranging from $19,040 to $196,625.

 For any new Superstores which the Company may open, it will lease empty space or assume the leases of existing tenants, as required. The Company believes that adequate facilities can be located for additional
Superstores on acceptable terms.


ITEM 3.    LEGAL PROCEEDINGS

 The Company is not aware of, nor is it a party to, any material legal proceedings at December 31, 1997, or in subsequent periods.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Price Range of Common Stock

     The Common Stock, par value $.001 per share, of the Company, and the publicly-traded redeemable warrants to purchase Common Stock of the Company ("Warrants") are traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers, Automatic Quotation System (NASDAQ) - Small Cap Market, under the symbol "AIDA" and "AIDAW," respectively, and on the Boston Stock Exchange under the symbols "AID" and "AIDW," respectively, and all corresponding prices represent high and low closing sales prices for the Common Stock on NASDAQ for the periods indicated. The NASDAQ quotations, which represent prices between dealers, do not include retail mark ups, mark downs or commissions.

                                                      Price Range
                                          --------------------------------
                                             High                 Low
                                          ------------         -----------
Common Stock
------------

Year Ended December 31, 1997
----------------------------
1st Quarter                                     4-1/8               2-3/16
2nd Quarter                                     4-1/8               2-3/4
3rd Quarter                                     3-3/8               2-1/8
4th Quarter                                     3                   1-17/32

Year Ended December 31, 1996
----------------------------
1st Quarter                                     4-7/8               2-2/8
2nd Quarter                                     4-11/32             3-1/2
3rd Quarter                                     3-7/8               2-3/8
4th Quarter                                     3-7/8               2


Warrants
--------

Year Ended December 31, 1997
----------------------------
1st Quarter                                     3/4                 1/4
2nd Quarter                                     5/8                 1/4
3rd Quarter                                     7/16                1/4
4th Quarter                                     5/16                1/8


Year Ended December 31, 1996
----------------------------
1st Quarter                                     13/16              5/16
2nd Quarter                                     5/8                3/8
3rd Quarter                                     29/64              7/32
4th Quarter                                     23/32              1/4


Holders

 As of December 31, 1997, there were 18 holders of record of the Common Stock, and 21 holders of record of Warrants. Such numbers do not include shares held in "street name."

Dividend History and Policy

 The Company has never paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.


ITEM 6.          SELECTED FINANCIAL DATA

     The selected financial data for the years ended December 31, 1997, 1996, 1995 and 1994 is derived from the Company's consolidated financial statements which have been audited by Grant Thornton LLP, the Company's independent certified public accountants for such period, and the selected financial data for the year ended December 31, 1993 is derived from the Company's consolidated financial statements which have been audited by Lazar, Levine & Company, LLP, the Company's independent public accountants for such period.

 Consolidated Statement of Operations Data:
                                     Year Ended December 31,
                   ----------------------------------------------------------
                     1997         1996         1995         1994        1993
                 -----------  -----------  -----------  -----------  ----------
Operating
 revenues(1)     $24,595,789  $27,393,678  $20,263,833  $24,182,096  $24,901,794
Cost of sales     15,147,158   16,133,042   13,594,260   16,980,220   17,346,107
Selling and
 shipping          7,779,907    7,331,271    3,411,456    3,477,350    3,490,136
General and
administrative     4,469,736    3,260,918    3,476,824    3,180,210    3,049,526
Income (loss)
  from continuing
  operations before
  income taxes    (3,922,772)      30,364     (539,881)      91,763      668,613
                 -----------   ----------   ----------    ---------   ----------
Income (loss) from
continuing
operations(2)     (3,922,772)      30,364     (703,881)     19,763       350,613

Net income (loss) (4,290,772)      30,364     (703,881)     19,763        51,153
                  ----------   ----------   ----------    ---------    ---------

Income (loss) from
 continuing operations
  per share         ($1.08)        $ .01      ($ .22)        $ .01      $ .18

Net income (loss)
 per share          ($1.08)        $ .01      ($ .22)        $ .01      $ .03


Weighted average
 number of shares
  outstanding    3,957,596     3,957,596    3,269,374     2,000,000    2,000,000

Consolidated Balance Sheet Data(3):
[CAPTION]
                                            Year Ended December 31,
                     ---------------------------------------------------------
                          1997          1996           1995            1994
                      ---------      ----------      ----------      ----------
[C]                   [C]            [C]            [C]            [C]
Working capital...... $  372,072    $ 5,213,339     $ 6,552,699    $ 2,051,508
Total assets......... 23,400,650     25,525,128      25,301,722     12,860,115
Long-term debt.......  3,662,578      3,305,695       3,613,623      2,777,239
Stockholders'equity    4,778,293      9,069,065       9,038,701      1,695,705



(1) Includes both net wholesale and retail sales, and franchise fees.

(2) Reflects income from continuing operations net of income taxes. In December 1993, the Company ceased operation of a subsidiary conducting a service bay operation, which subsidiary had been generating losses.

(3) The Company completed its Initial Public Offering in April, 1995 as a "Small Business Issuer" and, accordingly, does not have available selected consolidated balance sheet data available for a five-year period.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of December 31, 1997, the Company supplied products to 48 Aid Auto Stores, including 22 Company-owned stores and 26 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto Stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice" TM brands, to both do-it-yourself and commercial customers. Pursuant to a growth strategy initiated in 1995, the Company commenced the opening of Company-owned Superstores and de-emphasized its franchise operations. As of December 31, 1997, the Company opened eight new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores in Long Island, New York, of which seven of these stores had been converted and reopened as Superstores and two of the three remaining stores are intended to be converted to Superstores. Through termination and non-renewal of franchise agreements, the number of franchised stores has decreased since the end of 1996 from 40 to 26. Subject to the availability of substantial debt or equity financing, the Company intends to open additional Superstores, which may be accomplished in part by acquisition. In addition, consistent with its retail Superstore growth strategy, the Company further de-emphasized its wholesale operations by reducing the number of its Ames customers by 33% from December 31, 1996 to December 31, 1997. The number of stores to be opened is subject to significant variation depending upon, among other factors, the availability of substantial financing to fund the cost of adding the additional stores, the level of success of the current Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the future potential of that program. In the event the program is continued, the Company's operating expenses are expected to continue to increase and, accordingly, the Company's future profitability will depend upon increases in revenues from its Superstore operations, of which there can be no assurance.

     Loss from operations for the year ended December 31, 1997 as compared to income from operations for the year ended December 31, 1996 was primarily due to the decrease in revenues attributed to the unseasonable weather in the Northeast in the first and fourth quarters of 1997, and approximately $1,400,000 in one time charges associated with the refinancing of its credit facility, the change in the accounting for pre-opening costs, and the write-off of inventory and deferred taxes. In addition, due to the less than anticipated sales in the fourth quarter, the Company was unable to take advantage of a significant amount of volume discounts/bonuses. Furthermore, the Company was adversely affected by the reduced revenues as a result of its de-emphasis of its franchises and other wholesale operations which was not being offset by a decrease in infrastructure costs. In the first quarter of 1998, the Company reduced corporate payroll by 26% and began the negotiation to reduce the space requirements of the distribution center by 60%.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores of which 22 existed at December 31, 1997 and 20 at December 31, 1996. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 26 existed at December 31, 1997 and 40 at December 31, 1996, and through Ames, to hundreds of other customers. Revenues decreased by $2,797,889 (or 10.2%) from $27,393,678 for the year ended December 31, 1996 to $24,595,789 for the year ended December 31, 1997. The decrease in revenues in 1997 was due primarily to the decrease of $2,493,412 in franchise sales from $5,275,943 for the year ended December 31, 1996 to $2,782,531 for the year ended December 31, 1997, and through a decrease in sales of $799,887 from Ames from $4,892,658 for the year ended December 31, 1996 to $4,092,771 for the rear ended December 31, 1997, partially offset by the increase in retail sales from Company-owned stores of $834,001 from $16,690,722 for the year ended December 31, 1996 to $17,524,723 for the year ended December 31, 1997. This reduction in net sales to franchisees and through Ames for the year ended December 31, 1997 is consistent with the Company's strategy to de-emphasize its wholesale business and continue the growth of its retail business. The exceptionally mild, auto-friendly winter weather in the first and fourth quarters of 1997 resulted in a decrease in the sale of certain items (e.g., anti-freeze and other winter chemicals) and the reduced need for other winter maintenance items (especially when compared to the seasonal cold and wet winter of 1995-1996 which resulted in an increase in the sale winter items. In addition, the unseasonably cool spring in the second quarter of 1997 resulted in the reduced sales of car care and car maintenance products. Furthermore, ten franchised stores were terminated by the Company in 1996, and an additional fourteen franchised stores were terminated in 1997.

     Cost of sales decreased by $985,884 (or 6.1%) from $16,133,042 for the year ended December 31, 1996 to $15,147,158 for 1997. The decrease in cost of sales in absolute dollars was attributable to the decreased volume of sales in 1997. As a percentage of net sales, cost of sales increased from 58.9% for the year ended December 31, 1996 to 61.6% for the year ended December 31, 1997, reflecting the significantly lower margins on promotional items, more aggressive retail pricing and higher product costs. In addition, during the fourth quarter of 1997 the Company wrote off approximately $275,000 in inventory adjustments associated with the full implementation of its perpetual inventory monitoring system at its retail locations. These factors were offset in part by the generally greater margins achieved from retail sales, as opposed to wholesale sales.

     Selling and shipping expenses increased by $448,636 (or 6.1%) from $7,331,271 (26.8% of net sales) for the year ended December 31, 1996 to $7,779,907 (31.6% of net sales) for the year ended December 31, 1997.
The increase in absolute dollars and as a percentage of net sales for the year was due primarily to an increase of selling expenses reflecting an increase in the Company's retail operations associated with the opening of two new Company-owned stores in 1997 and the full year of operations of those stores opened throughout 1996. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of those operations. As a result of the Company's strong efforts to control costs, the shipping expense dollars remained essentially constant despite the increase in the retail sales volume.

     General and administrative expenses increased by $1,208,818 (or 37.1%) from $3,260,918 (11.9% of net sales) for the year ended December 31, 1996 to $4,469,736 (18.2% of net sales) for the year ended December 31, 1997. The increase in absolute dollars and a percentage of net sales was due to the Company's charge to operations of $275,000 for financing costs associated with the refinancing of the Company's secured indebtedness and $385,000 for the acceleration of the amortization of pre-opening costs associated with the opening of Superstores from a two year amortization period to expense as incurred in accordance with current accounting practices.

     Interest expense increased $282,505 from $861,515 for the year ended December 31, 1996 to $1,144,020 for the first year December 31, 1997. This increase was due to an increase in the average outstanding debt balance during 1997 as compared to the same period in the prior year.

     Income tax expense for the year ended December 31, 1997 was $368,000. The expense is attributed to the write-off of deferred tax assets in the amount of $450,000, partially offset by tax refunds due the Company in connection with its net operating losses.

     For the foregoing reasons, the net loss for 1997 was approximately $4,290,772 as compared to net income of $30,364 for the year ended December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues increased by $7,129,845 (or 35.2%) from $20,263,833 for the year ended December 31, 1995 to $27,393,678 for the year ended December 31, 1996. The increase in revenues in 1996 was due primarily to the increase of $12,887,013 in sales from Company-owned stores from $3,803,709 for the year ended December 31, 1995 to $16,690,722 for the year ended December 31, 1996, partially offset by the reduction in sales to franchisees and through Ames from $8,646,240 and $7.002,814, respectively, for the year ended December 31, 1995 to $5,275,943 and $4,892,658, respectively, for the year ended December 31, 1996. In December 31, 1995, the Company acquired ten franchised Aid Auto Stores located in Long Island, New York, and in 1996 opened six new Superstores. In addition, the seasonal cold and wet winter of 1995-1996 resulted in an increase in the sale of certain items (e.g., anti-freeze, and other winter chemicals) and an increased need for other winter maintenance items (especially when compared to the exceptionally mild, auto-friendly winter weather in 1994-1995 which resulted in a decrease in the sale of winter items). Revenue increase were offset in part by a decrease in sales to franchisees, reflecting the Company's decision consistent with its Superstore growth strategy to generally not grant new franchises (which results in a loss of sales to new franchisees). Furthermore, seven franchised stores were terminated by the Company in 1995, and an additional ten franchised stores were terminated in 1996. In addition, there was a slight decrease in the Ames sales in 1996 as compared to 1995.

     Cost of sales increased by $2,538,782 (or 18.7%) from $13,594,260 for the year ended December 31, 1995 to $16,133,042 for 1996. The increase in cost of sales in absolute dollars was attributable to the increased volume of sales in 1996. As a percentage of net sales, cost of sales declined from 68.1% for the year ended December 31, 1995 to 59.3% for the year ended December 31, 1996, reflecting the significantly higher margins on retail sales from the new Superstores (as compared to lower margin on wholesale sales) and the additional number of Company-owned stores.

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

Liquidity and Capital Resources

     The Company had a working capital of $372,072 at December 31, 1997, as compared to $5,213,339 at December 31, 1996. The decrease of $4,841,267 was primarily caused by its 1997 operating loss and by decreases in accounts receivable-trade and inventory. In addition, the Company incurred additional indebtedness to a bank in the form of an unsecured demand note that resulted from the conversion of overdraft balances in the Company's operating accounts. Management has taken steps to improve its working capital position by implementing several cost cutting steps which include the reduction of 26% of the corporate payroll and have reduced inventory by 7% in the first quarter of 1998. In addition, the Company has begun the process to seek to reduce 60% of space at the Company's distribution center. The Company has also, begun to negotiate with its vendors for assistance throughout 1998. In connection, with the development and implementation of this financial strategy, the Company has retained a financial advisor to assist therewith. Furthermore, the Company has retained Josephthal & Co., Inc. to assist it in exploring strategic alternatives, which include , among other things, a significant acquisition by, or the acquisition of, the Company. These steps, among others, will enable the Company to improve its cash flow from operations and working capital position. However, cash generated from operations alone would not be sufficient to pay the demand note if the bank were to demand immediate payment thereof.The bank has indicated to the Company that it will not pursue such action provided the Company is successful in its pursuit of strategic alternatives. There can be no assurance that the Company will be successful in its attempt to consumate one of the strategic alternatives or that the bank will otherwise continue to defer seeking payment. In addition, the Company will continue to pursue substantial sources of debt or equity financing to improve the working capital position and continue the growth of the Company, for which there can be no assurance of obtaining.

     Net cash provided by operating activities was $262,910 for the year ended December 31,1997 compared to net cash used in operating activities of $3,256,314 for the year ended December 31, 1996. The increase in 1997 was attributable primarily to decreases in accounts receivable and in inventory at the warehouse level, as a result of the de-emphasizing of the wholesale operations, as well as decrease in prepaid expense compared to the prior comparable period, offset in part by an increase in other assets, and the substantial loss in 1997 compared to net income in 1996. Net cash utilized in investing activities was $1,164,305 and $2,223,579 for the years ending December 31, 1996 and 1997, respectively, the increase reflecting increased unfunded capital expenditures in connection with the Superstore growth program. Net cash provided by financing activities was $1,917,591 for the year ended
December 31, 1997 compared to net cash used by financing activities of $15,255 for the year ended December 31, 1996. Financing activities in 1997 reflect the unsecured demand note the Company has in connection with the conversion of overdraft balances inthe Company's operating accounts.

Net cash used in operating activities was $1,993,392 for the year ended December 31, 1995 and $3,256,314 for the year ended December 31, 1996. The increase in 1996 was attributable primarily to increases in inventories as a result of the increase in the number of retail stores, as well as an increase in prepaid expenses and other current assets compared to the prior comparable period, offset in part by a decrease in accounts receivable, and increase in accounts payable, and the generation of net income in 1996 as compared to a loss in the prior year. Net cash utilized in investing activities was $601,400 and $1,164,305 for the years ending December 31, 1995 and 1996, respectively, the increase reflecting increased capital expenditures in connection with the Superstore expansion program. Net cash provided by financing activities was $7,002,101 for the year ending December 31, 1995 and net cash used by financing activities was $15,225 for the year ending December 31, 1996. The decrease was primarily attributable to the receipt of the net proceeds of the initial public offering in 1995 and repayment in 1996 of debt, in connection with the acquisition of the ten franchised Aid Auto Stores locations and repayment of its officers loan.

     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.

     On September 29, 1997, the Company entered into a $10,000,000 revolving credit facility with a financial institution ("lender"), which at the Company's option, can be increased to $15,000,000. The agreement expires September 30, 2000. This facility replaced the existing facility which provided for maximum borrowings of $10,000,000. This new facility allows the Company to borrow at the prime rate plus 1%.
Maximum borrowings under the revolving credit facility are based upon the sum of 62% of eligible inventory and 85% of eligible accounts receivable. The advance rate for inventory gradually declines over the first year of the agreement to, the lower of 60%, or 80% of the appraised value of the inventory. Additionally, substantially all of the Company's assets are pledged as collateral under the new credit agreement. The terms of the revolving credit facility contain, among other provisions, financial covenants for maintaining defined levels of net worth, net earnings before interest, taxes, depreciation and amortization and annual capital expenditures. Because of the operating loss reported by the Company for the year ended December 31, 1997, the Company would not have been in compliance with such covenants had the lender not granted waivers of such defaults as of December 31, 1997. The lender also has amended those covenants in 1998. There can be no assurance that the Company will be able to comply with future covenants and/or obtain future waivers or amendments that would prevent the entire amount of the credit facility from becoming due and payable. At December 31, 1997, outstanding borrowings under this facility were $7,866,772 which reflects the maximum available under the credit facility, and the interest rate was 9.5%.

     In connection with this new facility, the Company was required to pay an early termination fee of $175,000 to its previous lender. The fee was paid from the proceeds of a loan to the Company by the lender in the form of a one year term loan with principal and interest payable monthly. The term loan interest rate is at the prime rate plus 1%.

     At September 30, 1997, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the form of a promissory note aggregating $2,187,500. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the Foothill indebtedness as a result thereof. The holder of the note has deferred all principal payments due to April 15, 1999. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by Foothill of payment in full of outstanding Foothill indebtedness.

     As of the date hereof, other than in connection with the possible continuation of the Superstore growth program, the Company has no material commitments for capital expenditures.

     The Company has used net proceeds ($7,300,000) of its 1995 Initial Public Offering as well as funds from borrowings, to finance the implementation of its Superstore growth program. The Company will need to seek substantial debt or equity financing, as the Company's current resources and cash flow from operations are not sufficient to fund the continuing cost of its growth program. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with Foothill, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or additional personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

     In December 31, 1997, the Company engaged Josephthal & Co., Inc., an investment banking and securities brokerage firm, to work closely with the Company to develop and implement its strategic plan including evaluating appropriate sources of capital and assisting with selected strategic acquisitions and other corporate and financial matters. In March 1998, the Company further retained Josephthal & Co., Inc. to assist the Company in connection with a possible transaction, which may include among other things, a significant acquisition by, or the acquisition of, the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----
Report of Independent Certified Public Accountants                 F-2


Financial Statements

    Consolidated Balance Sheets                                    F-3

    Consolidated Statements of Operations                          F-5

    Consolidated Statement of Changes in Stockholders' Equity      F-6

    Consolidated Statements of Cash Flows                          F-7

    Notes to Consolidated Financial Statements                 F-9 - F-28

Supplementary Information

   Schedule II - Valuation and Qualyfying Accounts                 F-30

                         REPORT OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS



Board of Directors
 Aid Auto Stores, Inc.


We have audited the accompanying consolidated balance sheets of Aid Auto Stores, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aid Auto Stores, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,290,772 for the year ended December 31, 1997. This factor, among others, as described in Note B, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the financial statement Schedule II included as supplementary information to the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

/s/ Grant Thornton LLP
--------------------------
New York, New York
April 15, 1998

                        Aid Auto Stores, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


[CAPTION]
         ASSETS                                  1997               1996
                                             -------------    ------------
[S]
        [C]                                  [C]              [C]
CURRENT ASSETS
  Cash and cash equivalents                  $     287,941    $     331,019
Accounts receivable - trade, net of
allowances for doubtful accounts of
$195,478 and $440,798 in
1997 and 1996, respectively                        659,667        1,755,904
Notes receivable, net of allowances
for doubtful accounts of $190,000
in 1997 and 1996                                   358,549          305,424
Inventories                                     12,649,691       13,348,534
Prepaid expenses and other current assets          955,303        2,105,198
Deferred income taxes                                               275,000
                                             -------------    -------------
Total current assets                            14,911,151       18,121,079


FIXED ASSETS - AT COST, net                      4,651,488        3,266,855

COSTS IN EXCESS OF NET ASSETS ACQUIRED, net      3,441,335        3,690,214

DEFERRED INCOME TAXES                                               175,000

OTHER ASSETS                                       396,676          271,980
                                              ------------     ------------
                                               $23,400,650      $25,525,128
                                              ============     ============



The accompanying notes are an integral part of these statements.

                         Aid Auto Stores, Inc. and Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                                 December 31,


[CAPTION]
LIABILITIES AND STOCKHOLDERS' EQUITY               1997             1996
                                              ---------------   -------------
[S]
        [C]                                   [C]               [C]
CURRENT LIABILITIES
  Revolving credit line                          $  7,866,772    $  7,649,951
  Demand note                                       2,161,401
  Accounts payable                                  3,464,766       3,599,561
  Accrued expenses                                    453,085         448,331
  Current portion of long-term debt                   447,222         428,647
  Term note                                           145,833
  Note payable - officer                                              781,250
                                              ---------------  --------------
Total current liabilities                          14,539,079      12,907,740

LONG-TERM DEBT, net of current portion              1,475,078       1,899,445


DEFERRED OCCUPANCY COSTS                              420,700         242,628

NOTE PAYABLE - OFFICER                              2,187,500       1,406,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value;
authorized, 2,000,000 shares;
none issued

Common stock, $.001 par value;
authorized, 15,000,000 shares;
3,957,596 shares issued and
outstandingin 1997 and 1996                           3,958             3,958
Additional paid-in capital                        9,006,809         9,006,809
Retained earnings                                (4,232,474)           58,298
                                               ------------       -----------
                                                  4,778,293         9,069,065
                                               ------------       -----------
                                               $ 23,400,650      $ 25,525,128
                                               ============       ===========


   The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           Year ended December 31,



                                         1997          1996           1995
                                   ------------    -----------    -----------

[C]                                [C]             [C]            [C]
Net sales                           $24,595,789    $27,393,678    $20,263,833


Costs and expenses

Cost of sales                        15,147,158     16,133,042     13,594,260
Selling and shipping                  7,779,907      7,331,271      3,411,456
General and administrative            4,469,736      3,260,918      3,476,824
                                    -----------    -----------    -----------
                                     27,396,801     26,725,231     20,482,540

(Loss) income from operations        (2,801,012)       668,447       (218,707)

Interest expense                     (1,144,020)      (861,515)      (705,244)
Interest and other income                22,260        223,432        384,070
                                    -----------    -----------     ----------
(Loss) income from continuing
  operations before income taxes     (3,922,772)        30,364       (539,881)

Provision for income taxes              368,000                       164,000
                                    -----------    -----------     -----------

     NET (LOSS) INCOME             $ (4,290,772)    $   30,364    $  (703,881)


(Loss) income per common share
  (Loss) income from continuing
   operations                           $(1.08)          $.01          $(.22)
                                        ======           ====          =====
Net (loss) income per common
 share - basic                          $(1.08)          $.01          $(.22)

Weighted average common shares
 outstanding                         3,957,596      3,957,596       3,269,374





The accompanying notes are an integral part of these statements.

                           Aid Auto Stores, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996 and 1995



                               Common Stock     Additional           Total
                  Preferred  ---------------  paid-in   Retained   stockholders'
                    Stock    Shares   Amount   Capital   earnings   equity
                   ------    ------  -------   -------  ---------  -------
[C]              [C]        [C]     [C]       [C]       [C]       [C]
Balance at
  January 1, 1996  $      2,000,000   $2,000  $961,894   $731,815  $1,695,709

Issuance of
 common stock             1,800,000    1,800  7,295,073             7,296,873

Issuance of common
 stock in connection
 with acquisition           157,596      158   749,842                750,000
Net loss                                                 (703,881)   (703,881)
                   -----  ---------  -------  --------  ---------  ----------
Balance at
 December 31, 1995  -     3,957,596    3,958  9,006,809     27,934  9,038,701

Net income                                                  30,364     30,364
                   -----  --------   -------  --------  ----------  ---------
Balance at
 December 31, 1996  -    3,957,596     3,958  9,006,809     58,298  9,069,065

Net income                                              (4,290,772) (4,290,772)
                  -----  --------  ---------  ---------  ---------  ----------
Balance at
 December
  31, 1997      $  -   3,957,596     $3,958 $9,006,809 $(4,232,474) $ 4,778,293
                ====== =========  ========= ==========  ===========  ==========





The accompanying notes are an integral part of this statement.

                              Aid Auto Stores, Inc. and Subsidiaries

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year ended December 31,


                                              1997        1996        1995
                                          ----------   ----------  ----------
 [S]
              [C]                        [C]           [C]         [C]
Cash flows from operating activities
   Net (loss) income                     $ (4,290,772)  $  30,364   $ (703,881)
   Adjustments to reconcile net
     (loss) income to net cash
     provided by (used in) operating
     activities
     Depreciation and amortization          1,971,761     917,743      429,164
     Provision for losses on
       accounts receivable                                 80,000      237,000
     Provision for losses on
       notes receivable                                                140,000
     Deferred occupancy costs                178,072       84,633     (164,176)
     (Increase) decrease in
       operating assets
         Accounts receivable               1,096,237    1,155,108       61,554
         Notes receivable                      4,247       71,425     (132,288)
         Inventories                         698,843   (3,976,054)  (2,763,989)
         Prepaid expenses and other
           current assets                    291,625     (857,197)    (272,943)
         Security deposits                    (3,959)
         Other assets                         (3,109)
         Deferred income taxes               450,000       (7,000)     126,000
      Increase (decrease) in
       operating liabilities
         Accounts payable                   (134,789)    (716,281)     891,841
         Accrued expenses                       4,754     (39,055)     276,326
         Income taxes payable                                         (118,000)
                                          -----------   ----------  -----------
      Net cash provided by (used in)
         operating activities                262,910    (3,256,314) (1,993,392)
                                          -----------   ----------  -----------

 Cash flows from investing activities
    Capital expenditures                  (2,223,579)   (1,164,305)   (479,209)
    Acquisition of Nuby's, net                                        (122,191)
                                          -----------  -----------  -----------
  Net cash used in investing activities   (2,223,579)  (1,164,305)    (601,400)
                                         ============  ===========  ===========

                            Aid Auto Stores, Inc. and Subsidiaries

                                  Year ended December 31,


                                            1997        1996         1995
Cash flows from financing activities    ----------   ----------  -----------
  Net borrowings under revolving
    credit line                         $  216,821   $2,638,751  $   614,156
  Principal repayment of long-term
   debt                                   (186,740)  (2,170,370)    (356,977)
  Demand note                            2,161,401
  Term note                                (29,167)
  Repayment of notes payable under
     capital lease obligations            (244,724)   (171,136)
  Repayment of officers' loans                        (312,500)     (551,951)
  Net proceeds from issuance of
   common stock                                                    7,296,873
                                         ----------  ----------  -----------
    Net cash provided by (used in)
       financing activities               1,917,591    (15,255)    7,002,101
                                         ----------  ----------  -----------
   Net (decrease) increase in cash
    and cash equivalents                   (43,078)  (4,435,874)    4,407,309

Cash and cash equivalents, at
  beginning of year                        331,019    4,766,893       359,584
                                         ---------   -----------  -----------
Cash and cash equivalents, at end
  of year                               $  287,941  $   331,019   $ 4,766,893
                                         =========  ============  ===========
Supplemental disclosures of cash
   flow information:

  Cash paid during the year for
     Interest                           1,144,000    $  799,000    $ 660,000
     Income taxes                                       120,000      190,000
Capital lease obligations
   incurred for equipment                  26,000       879,000

  Cash received during the year for
     Income taxes                        146,000



The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1997, 1996, and 1995



NOTE A - GENERAL

    Aid Auto Stores, Inc. and subsidiaries are engaged in the sale of automotive parts, accessories, chemicals and tools to the retail market and independently owned auto parts stores, as well as automotive centers, jobbers, and franchised stores.


NOTE B - REALIZATION OF ASSETS AND LIQUIDITY MATTERS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a substantial loss from operations for the year ended December 31, 1997. In addition, the Company is obligated to repay a $2,160,000 demand note to a bank that resulted from the conversion of overdraft balances. Further, the Company's ability to repay this obligation while continuing to fund its ongoing operations is predicated on cash flow projections that assume, among other things, an increase in retail store sales that has not yet occurred as of March 31, 1998. The Company was also in default of certain of its loan covenants with a lender for which it has received a waiver as of December 31, 1997. However, there is uncertainty regarding the Company's ability to comply with future covenants and/or obtain necessary future waivers or amendments that would prevent the entire amount of its credit facility becoming due and payable, although management has proposed alternatives to remedy the condition and believes it will be satisfactorily resolved.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and the forbearance of its lender, cooperation of its suppliers, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

    Management has engaged in continuous efforts to formulate a plan which would assist the Company in improving its cash flow from operations and working capital position. Such efforts include the retention of a financial advisor to assist in the development of a new business plan and strategy to

                      Aid Auto Stores, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1997, 1996, and 1995



NOTE B (continued)

    address the Company's current financial situation and disappointing recent financial performance. The Company has instituted several steps to improve its cash flow from operations and working capital. These steps include, but are not limited to, the reduction of corporate payroll, the reduction of inventory which would improve turns and the restructuring and reduction of its warehouse operations to reflect the Company's current business. In addition, the Company has begun the process of negotiating with its vendors for assistance throughout 1998. Furthermore, the Company has retained the investment banking firm of Josephthal & Co., Inc. to assist it in exploring strategic alternatives which may include, among other things, a significant acquisition by, or the acquisition of, the Company.

    Management believes these steps are sufficient to provide the Company with the ability to continue in existence.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   2.   New Pronouncements

        Earnings (Loss) Per Share

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of December 31, 1997 in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common

Aid Auto Stores, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997, 1996, and 1995



NOTE C (continued)

        stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. At December 31, 1997, the Company had 274,500 outstanding stock options which could potentially dilute basic earnings per share but have not been considered as they would have had an antidilutive impact for all periods presented (see Note O).

        Reporting Comprehensive Income

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for the Company's year ending December 31, 1998. SFAS No. 130 addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

        Segment Information

        In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company's year ending December 31, 1998. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

    3.          Cash and Cash Equivalents

        Cash equivalents include all highly liquid investments purchased with an original maturity of three months or less.

                   Aid Auto Stores, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1997, 1996, and 1995



NOTE C (continued)

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

    6.          Impairment of Long-Lived Assets

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to:
        (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and (b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated balance sheet at the net asset value less cost to sell. The Company has determined that no impairment losses need to be recognized for the applicable assets under the provisions of SFAS No. 121 for the year ended December 31, 1996.

                       Aid Auto Stores, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1997, 1996, and 1995



NOTE C (continued)

    7.          Stock-Based Compensation

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company grants stock options for a fixed number of shares to employees and officer/directors of the Company with an exercise price equal to or greater than the fair value of the shares at the date of grant. Accordingly, the Company recognizes no compensation expense for stock option grants to employees and officer/directors.

    8.          Revenue Recognition

        The Company recognizes revenues from wholesale sales of automotive parts when shipments are made from the warehouse. Retail sales of automotive parts are recognized at the point of sale.

    9.          Deferred Occupancy Costs

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

  10.           Income Taxes

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

                         Aid Auto Stores, Inc. and Subsidiaries

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1997, 1996, and 1995



NOTE C (continued)

  11.           Use of Estimates in Consolidated Financial Statements

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

  12.           Reclassifications

        Certain reclassifications have been made to the 1996 presentation to conform to the 1997 presentation.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable and subordinated promissory notes and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable reasonably approximates fair value because of the short maturity of those instruments.

    The fair values of the Company's long-term debt and note payable - officer are estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same remaining maturities.

                                           Year ended December 31,
                                  -----------------------------------------
                                       1997                 1996
                                  -----------------       -----------------
                                  Carrying     Fair        Carrying   Fair
                                   amount      value         amount    value
                                 --------   --------      ---------  -------
[C]                             [C]        [C]            [C]       [C]
Cash and cash equivalent        $287,940    $287,940      $331,019   $331,019
Long-term debt                 1,922,300   1,922,300     2,328,092  2,328,092
Note payable -officer          2,187,500   2,187,500     2,187,500  2,187,500

                          Aid Auto Stores, Inc. and Subsidiaries

                             December 31, 1997, 1996 and 1995



NOTE E - COSTS IN EXCESS OF NET ASSETS ACQUIRED

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

    On December 15, 1995, the Company consummated the acquisition of substantially all of the assets and operating business of Nuby's Auto, Inc. and Affiliates ("Nuby's"), pursuant to an Asset Purchase Agreement (the "Agreement") dated November 9, 1995. These ten operating businesses were franchises of the Company. Costs in excess of net assets acquired, excluding inventory, were $3,090,855 and are being amortized over fifteen years. As described in Note C-6, the Company has determined that no impairment losses need to be recognized for the applicable assets under the provisions of SFAS No. 121 for the year ended December 31, 1996.

    The operations of Nuby's are included in the accompanying financial statements from the date of acquisition. For the year ended
    December 31, 1995 unaudited pro forma consolidated results of operations, assuming the acquisition took place at the beginning of the period, are presented below:

                                  Net sales     $28,950,808
                                  Net loss         (258,008)
                                  Loss per share     $(.08)
NOTE F - NOTES RECEIVABLE

    At December 31, 1997 and 1996, notes receivable consist of amounts due from franchisees primarily for merchandise purchases and amounted to $578,266 and $582,413, respectively, net of a valuations reserve of $190,000 in 1997 and 1996. At December 31, 1997 and 1996, $30,000 and $87,000 of these notes receivable were included in "Other Assets" in the accompanying financial statements. The notes receivable are to be repaid in monthly principal installments with interest charged at rates ranging from 6% to 11% per annum. Substantially all of these notes are collateralized by real property and inventory and personally guaranteed by the respective owners of the franchises.

                      Aid Auto Stores, Inc. and Subsidiaries

                    December 31, 1997, 1996 and 1995



NOTE G - FIXED ASSETS

    Fixed assets consist of the following:

                                                          December 31,
                                                   -------------------------
                                                      1997             1996
                                                   ------------  ------------
              Building                             $   215,000    $   215,000
              Furniture and fixtures                 3,139,099      2,196,480
              Computer equipment                     2,327,898      1,578,695
              Transportation equipment                  35,600         35,600
              Machinery and equipment                  978,046        853,695
              Leasehold improvements                 1,891,726      1,484,320
              Assets held under capitalized leases   1,166,361      1,140,696
                                                    -----------   ------------
                                                     9,753,730      7,504,486

              Less accumulated depreciation and
                amortization                         5,102,242      4,237,631
                                                    ----------    -----------
                                                    $4,651,488     $3,266,855
                                                    ==========    ===========
     Depreciation and amortization expense relating to fixed assets was $864,612, $530,572 and $321,929 for the years ended December 31,
    1997, 1996 and 1995, respectively.


NOTE H - DEBT

    1.          Revolving Credit Agreement

        On September 29, 1997, the Company entered into a $10,000,000 revolving credit facility with a financial institution ("lender"), which, at the Company's option, can be increased to $15,000,000. The agreement expires September 30, 2000. This facility replaced the existing facility which provided for maximum borrowings of $10,000,000. This new facility allows the Company to borrow at the prime rate plus 1%. Maximum borrowings under the revolving credit facility are

                        Aid Auto Stores, Inc.  and Subsidiaries

                         December 31, 1997, 1996 and 1995



NOTE H (continued)

        based upon the sum of 62% of eligible inventory and 85% of eligible accounts receivable. The advance rate for inventory gradually declines over the first year of the agreement to the lower of 60% or 80% of appraised value of the inventory. Additionally, substantially all of the Company's assets are pledged as collateral under the new credit agreement. The terms of the revolving credit facility contain, among other provisions, financial covenants for maintaining defined levels of net worth, net earnings before interest, taxes, depreciation and amortization and annual capital expenditures. Because of the operating loss reported by the Company for the year ended December 31, 1997, the Company would not have been in compliance with such covenants had the lender not granted waivers of such defaults as of December 31, 1997. The lender also has amended those covenants through June 30, 1998. At December 31, 1997, outstanding borrowings under this facility were $7,866,772, which represents the maximum borrowings, and the interest rate was 9.5%.

        In connection with this new facility, the Company was required to pay an early termination fee of $175,000 to its previous lender. The fee was paid from the proceeds of a loan to the Company by the lender in the form of a one-year term loan with principal and interest payable monthly. The term loan interest rate is at the prime rate plus 1%.

    2.          Capitalized Lease Obligations

        The Company leases furniture and fixtures, machinery and equipment, and computer equipment under long-term leases and has the option to purchase such assets for a nominal cost at the termination of the lease. In 1996, the Company sold to a leasing company $270,000 of furniture and fixtures which the Company leased back under terms which required no gain or loss to be recognized on the transaction and allows for the Company to repurchase such assets for a nominal cost.

        The Company's capital leases expire in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases for each of the years ended December 31, 1997, 1996 and 1995 was $175,000, $86,000 and $8,000,
        respectively.

                         Aid Auto Stores, Inc. and Subsidiaries

                           December 31, 1997, 1996 and 1995



NOTE H (continued)

        Minimum future lease payments under capital leases as of December 31, 1997 are as follows:

                           1998                        $252,000
                           1999                         199,000
                           2000                          66,000
                           2001                          13,000
                           2002                           5,000
                                                       --------
                Total minimum lease payments            535,000
                Less amount representing interest        51,000
                                                       --------
                                                       $484,000
                                                       ========

        The interest rates on the capitalized leases range from 9% to 16% and were based upon the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. The capital leases provide for a bargain purchase option at the end of each lease.

    3.          Demand Note

        In 1997, the Company incurred additional indebtedness in connection with cash advances made by a bank to the Company's operating accounts. These cash advances were converted to an unsecured demand note which bears interest at the bank's prime rate plus 2%. Such interest is payable upon the maturity of the demand note. At December 31, 1997, the outstanding balance of the demand note was $2,161,401 and the interest rate was 10.5%.

                          Aid Auto Stores, Inc. and Subsidiaries

                          December 31, 1997, 1996 and 1995



NOTE H (continued)

        The Company's term notes payable consisted of the following at December 31:

                                                   1997            1996
                                                -------------   -------------
Subordinated promissory notes -
 officer, in connection with
 acquisition of Nuby's (i)                     $   1,218,000    $  1,369,000
10% note payable in connection with
 the acquisition of White Plains Aid,
 Inc. (ii)                                           168,000         204,000
Notes payable under capital lease
 obligations (iii)                                   536,000         755,000
                                                 ------------    ------------
                                                   1,922,000       2,328,000

 Less current maturities                             447,000         429,000
                                                 -----------     ------------
                                                 $ 1,475,000     $ 1,899,000

          (i) The notes bear interest at one percentage point below the prime rate in the first year and at the prime rate thereafter. Monthly principal payments commenced February 1996 and the notes mature January 2006. The notes are subordinated to the revolving credit agreement (see Note D).


          (ii) This note requires interest only payments during the first year. Monthly principal payments commenced in May 1993 and the note matures in April 2001.

          (iii) Notes recorded in connection with various capital lease obligations having an average interest rate of 11.2% and maturing at various dates through 2002.

                       Aid Auto Stores, Inc. and Subsidiaries

                       December 31, 1997, 1996 and 1995



NOTE H (continued)

        Aggregate maturities of long-term debt as of December 31, 1997 are as follows:

                            1998                $   447,000
                            1999                    398,000
                            2000                    273,000
                            2001                    184,000
                            2002                    156,000
                            Thereafter              464,000
                                                  ---------
                                                $ 1,922,000
                                                  =========
NOTE I - NOTE PAYABLE - OFFICER

    At December 31, 1997, the Company was indebted to the President of the Company in the aggregate amount of $2,187,500. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments so long as prior to and after giving effect to such payments no default has occurred and is continuing or would occur under the credit facility as a result thereof. The holder of the note has deferred all principal payments due to April 15, 1999. The note provides for immediate payment upon a change in a majority of the continuing directors of the Company, as defined, or a demand for payment in full of the outstanding indebtedness under the revolving credit facility.

    Aggregate maturities of note payable - officer as of December 31, 1997 are as follows:

                         1999           $2,031,250
                         2000              156,250
                                        ----------
                                        $2,187,500
                                        ==========

                       Aid Auto Stores, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE J - INCOME TAXES

    The income tax expense (benefit) is comprised of the following:

                                           Year ended December 31,
                                       --------------------------------
                                        1997         1996        1995
                                       ---------  ---------  -----------
Current
   Federal                            $(111,000)
   State and local                       29,000    $ 7,000    $  38,000

   Deferred - Federal,
    state and local                     450,000     (7,000)     126,000
                                      ----------  ---------  -----------
                                     $  368,000     $   -     $ 164,000

 The components of the Company's deferred tax assets are summarized as follows:

                                              1997              1996
                                         ------------      --------------
Deferred tax assets
   Net operating loss carryforward         $1,349,000          $  80,000
   Allowance for doubtful accounts            152,000            252,000
   Deferred occupancy costs                   168,000             97,000
   Inventory                                  100,000            110,000
   Depreciation                                85,000            210,000
   Other                                       76,000
                                         ------------      --------------
         Total deferred tax assets          1,930,000            749,000

Deferred tax liabilities
   Deferred opening costs                      30,000            158,000
                                         ------------      --------------
                                            1,900,000            591,000

Valuation allowance                         1,900,000            141,000
                                         ------------       -------------
                                          $       -           $  450,000

                       Aid Auto Stores, Inc. and Subsidiaries

                     December 31, 1997, 1996 and 1995



NOTE J (continued)

    The Company has net operating loss carryforwards of approximately $3,370,000 for regular tax purposes which expire through 2012.

    The Company's effective income tax rate differs from the Federal statutory income tax rate as a result of the following:

                                                Year ended December 31,
                                           ---------------------------------
                                             1997        1996        1995
                                           ---------  ----------  ---------

        Federal statutory rate               (34.0)%      34.0%     (34.0)%
        Loss for which no tax benefit
           was provided                       27.5        75.7        34.0
        State and local income
           taxes, net of Federal
           income tax benefit                   .5        12.4         4.6
        Meals and entertainment                 .5        50.4
        Goodwill amortization                   .4        75.1
        Change in valuation allowance         17.3      (250.2)       20.2
        Other                                 (2.4)       (2.6)        5.6
                                             ------     -------    -------
                                               9.4 %        - %       30.4%
                                             ======     =======    =======

NOTE K - SIGNIFICANT CUSTOMERS

     Most of the Company's business activity is primarily with customers located within the New York metropolitan area. For the years ended December 31, 1997, 1996 and 1995, no single customer or group of customers accounted for sales in excess of 10% of the total sales of the Company.


NOTE L - RELATED PARTY TRANSACTIONS

    One of the Company-owned outlets pays rent to an affiliated company which is also owned by the majority shareholder of the Company. This affiliate holds the lease and remits the rent to the ultimate owner of the property. Rent expense paid to this affiliated company was $70,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           Aid Auto Stores, Inc. and Subsidiaries

                       December 31, 1997, 1996 and 1995



NOTE M - BUSINESS SEGMENTS

    The Company is engaged in the sale of its products in primarily two business segments which include retail and wholesale distribution. Significant operations in the Company's retail segment commenced in the year ended December 31, 1995. Accordingly, summarized financial information for these business segments for the years ended December 31, 1997 and 1996 is as follows:

                                          1997          1996          1995
                                      -----------   ----------    ----------

  Net sales
    Retail                           $17,524,723    $16,690,722  $ 3,803,709
    Wholesale distribution            16,906,572     22,006,081   19,050,175
    Eliminations                      (9,835,506)   (11,303,125) (2,590,051)
                                     -----------     ----------   ----------
        Total net sales              $24,595,789    $27,393,678  $20,263,833
                                     ===========    ===========  ===========

  Operating profit (loss)
    Retail                          $  (609,874)     $ 909,479   $ (307,071)
    Wholesale distribution           (2,191,128)      (241,032)     525,778
                                     -----------     ----------   ----------
     Total operating profit(loss)   $(2,801,002)     $  668,447  $  218,707
                                     ===========     ==========  ===========

  Identifiable assets
    Retail                          $12,978,737     $10,757,320   $ 2,119,502
    Wholesale distribution              234,592         563,384       874,945
    Corporate                        10,884,087      16,460,389    23,502,397
    Eliminations                       (696,766)     (2,255,965)   (1,195,122)
                                     -----------    -----------    -----------
    Total identifiable assets       $23,400,650     $25,525,128   $25,301,722
                                     ===========    ===========   ============

  Depreciation and amortization
    Retail                         $  1,344,862      $  692,442    $  133,079
    Wholesale distribution               94,227          84,405       123,924
    Corporate                           532,673         182,520       172,161
                                     -----------    -----------   ------------
  Total depreciation and
        amortization               $  1,971,762      $  959,367    $  429,164
                                     ===========    ===========   ============

                           Aid Auto Stores, Inc. and Subsidiaries

                         December 31, 1997, 1996 and 1995



NOTE M (continued)

                                            1997         1996          1995
                                         ------------  -----------   ---------
  Capital expenditures
    Retail                              $  1,808,734   $ 1,040,410  $  375,325
    Wholesale distribution                   102,203        32,756      28,777
    Corporate                                312,642        91,138      75,107
                                          ----------    ----------   ---------
    Total capital expenditures          $  2,223,579   $ 1,164,304   $ 479,209
                                          ==========   ============  ==========


NOTE N - COMMITMENTS AND CONTINGENCIES

    1. The Company is obligated under operating lease agreements for the rental of certain office, warehouse and store facilities and other equipment which expire at various dates through September 2008.

        Future minimum base annual lease payments for such operating leases are as follows:


                Year ending December 31,
                      1998          $   2,308,000
                      1999              2,156,000
                      2000              2,044,000
                      2001              1,573,000
                      2002              1,401,000
                     Thereafter         5,007,000
                                     ------------
                                     $ 14,489,000
                                     ============

        Rental expense including real estate taxes for the years ended December 31, 1997, 1996 and 1995 aggregated approximately
        $2,871,000, $2,246,000 and $615,000, respectively.

                 Aid Auto Stores, Inc. and Subsidiaries

                December 31, 1997, 1996 and 1995



NOTE N (continued)

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


NOTE O - STOCKHOLDERS' EQUITY


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

    Each warrant is exercisable for a period of two and one-half years commencing October 10, 1995, each to purchase one share of common stock at a price of $4.00 per share, subject to the antidilution provisions of the warrants. On March 23, 1998, the Company extended the expiration date of the warrants to April 10, 1999.

    In December 1995, the Company issued 157,596 shares of its common stock, valued at $750,000 on date of issuance, in connection with its acquisition of substantially all of the assets and operating businesses of Nuby's.

                     Aid Auto Stores, Inc. and Subsidiaries

                    December 31, 1997, 1996 and 1995



NOTE P - STOCK COMPENSATION

    Stock Options

    In February 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-incentive stock options to consultants, directors, advisors, employees or officers of the Company. The total number of shares which may be sold pursuant to options granted under the Plan is 400,000. Options granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of the grant. Options granted under the Plan will expire not more than ten years from the date of grant.

    As described in Note C-7, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1997 and 1996 in accordance with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1997 would have been increased by approximately $65,000 or $.02, respectively, and the Company's net income and earnings per share for 1996 would have decreased by approximately $226,000 or $.05 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation mat not be representative of the future effects of applying this statement.

    The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.87 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in:

                                                  1997            1996
                                              -----------    ------------
             Dividend yield                        0%              0%
             Risk-free interest rate              6.68            6.68
             Expected life after
               vesting period
                  Employees                       3 years         3 years
                  Officers/directors              3 years         3 years
             Expected volatility                  45%             45%

                       Aid Auto Stores, Inc. and Subsidiaries

                       December 31, 1997, 1996 and 1995

NOTE P (continued)

    The following table summarizes option activity for the years ended December 31, 1997 and 1996:

                    ----Incentive Options---    ----Non-Incentive Options---
                      Number       Weighted        Number         Weighted
                       of          average           of           average
                     options    exercise price     options    exercise price
                    ----------- --------------  ----------- ----------------
                  (in thousands)                (in thousands)


Balance,
 December 31, 1995     125,000      $4.15            22,500        $4.15
   Granted             104,168       3.42            51,832         3.42
   Exercised
   Forfeited            (8,250)      4.07
   Expired             (20,750)      4.07
                      ---------      ---            --------       ------
Balance, December 31,
 1996 and 1997         200,168       3.77             74,332        3.77
                      ========       ====           ========       ======


     The following table summarizes information about stock options as of December 31, 1997:



                          Options outstanding          Options exercisable
                 --------------------------------   -------------------------
                                  Weighted
                                 average      Weighted               Weighted
                     Number      remaining    average      Number     average
  Ranges of        outstanding  contractual   exercise  exercisable  exercise
exercise prices    at 12/31/97    life         price    at 12/31/97    price
----------------   -----------  -----------  ---------  -----------  ---------
 $2.38 to $3.69       75,000     3.54          $2.50      75,000      $2.50
  3.70 to  5.00      199,500     2.75           4.24     126,166       4.34
                     -------                             -------
                     274,500                             201,166
                     =======                             =======

                         Aid Auto Stores, Inc. and Subsidiaries

                           December 31, 1997, 1996 and 1995



NOTE P (continued)

    Stock Warrants

    On December 12, 1996, the Company issued 250,000 warrants (with an estimated fair value of $.25 per warrant, using the Black-Scholes option pricing model) to a non-employee for services to be rendered primarily in 1997, allowing the purchase of 250,000 shares of the Company's common stock at $2.31 per share. In accordance with the terms of the warrants, 125,000 warrants were vested at December 12, 1996 and 125,000 warrants vested in September 1997.


NOTE Q - FOURTH QUARTER ADJUSTMENTS

    Results for the year ended December 31, 1997 were negatively impacted by the following fourth quarter adjustments: (a) $450,000 write-off of deferred tax assets, (b) $275,000 for financing costs associated with the refinancing of the Company's indebtedness, (c) $385,000 for the acceleration of pre-opening costs associated with the opening of Company-owned stores from a two-year amortization period to expense as incurred, and (d) the write-off of approximately $275,000 in inventory associated with the full integration of the Company's perpetual inventory monitoring system at its Company-owned stores.

SUPPLEMENTARY INFORMATION

                        Aid Auto Stores, Inc. and Subsidiaries

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                            Charged to
                         Balance  Charged to   other                 Balance at
                       beginning  costs and  accounts-  Deductions-     end
Description            of period  expense    describe   describe(a)   of period
----------------      ---------- -----------  --------- ------------  ----------

Year ended December 31, 1995
  Allowance for doubtful
   accounts            442,000    $348,000                $19,000       771,000


Year ended December 31, 1996
  Allowance for doubtful
    accounts           771,000     87,000                 228,000       630,000


Year ended December 31, 1997
  Allowance for doubtful
    accounts           630,000                            295,000       385,000




(a)  Amounts written off as uncollectible and recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 None

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


MANAGEMENT

    The current directors and executive officers of the Company are as follows:

        Name                         Age       Position
       --------------------         -----     ---------------------------
       Philip L. Stephen             62       Chairman of the Board, Chief
                                              Executive Officer, President
                                              & Treasurer

       Bruce Allen Ziskin            51       Vice President of Merchandising

       Greg M. Stephen               32       Vice President of Sales, Secretary
                                              and Director

       Frank Mangano                 31       Chief Financial Officer

       Lewis R. Cowan                67       Director

       Ira Scott Greenspan           39       Director

       Leonard Genovese              63       Director

       Werner S. Neuburger           62       Director

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

     Leonard Genovese has been a director of the Company since December 1995. Mr. Genovese has been President of Genovese Drug Stores, Inc. ("Genovese Stores"), a major drug store chain, since 1974 and has also served as Chairman of the Board of Genovese Stores since 1978. He served as Executive Vice President of Genovese Stores from 1968 to 1974 and as Vice President, Director of Operations from 1966 to 1968. Mr. Genovese is a member of the Board of Directors of TR Financial, Inc., the parent company of Roosevelt Savings Bank, the National Association of Chain Drug Stores, the Kellwood Company and the Stephan Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of
1934

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered, pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") ("Reporting Persons") are required under the Exchange Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Exchange Act, the Company believes that during the year ended December 31, 1997, all filing requirements applicable to Reporting Persons were complied with.

Indemnification of Directors

     The Company's Certificate of Incorporation eliminates the liability of a director of the Company for monetary damages for breach of duty as a director, subject to certain exceptions. In addition, the Certificate of Incorporation provides for the Company to indemnify, under certain conditions, directors, officers, employees and agents of the Company against all expenses, liabilities and losses reasonably incurred by such persons in connection therewith. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid by the Company during the years ended December 31, 1997, 1996 and 1995 to its Chief Executive Officer and President and three other executive officers. No other executive officer of the Company received compensation in excess of $100,000 during the year ended December 31, 1997.

                                           Annual        Long-Term Compensation
                                       Compensation      ----------------------
                                       -------------
                                          Salary         Securities Underlying
Name and Principal Position     Year      ($)(1)             Options (#)
---------------------------     ----   -------------     ----------------------
Philip L. Stephen, Chief
Executive Officer and
President                       1997      $205,548              0
                                1996      $204,334            75,000
                                1995      $181,836              0
Bruce Allen Ziskin,
Vice President of
Merchandising                   1997      $111,625              0
                                1996      $107,809              0
                                1995      $101,923            50,000

Greg M. Stephen,
Vice President                  1997       $101,135              0
                                1996       $ 81,538              0
                                1995       $ 77,360            50,000

Frank Mangano,
Chief Financial Officer         1997       $109,337              0
                                1996       $ 63,464            50,000
                                1995          0                  0

(1)  The columns for "Bonus," "Other Annual Compensation"
     "Restricted Stock Award(s)," "LTIP Payouts", and "All Other
     Compensation" have been omitted because there is no compensation of the type required to be reported in such columns.

Option Grants in 1997

     There were no grants of options to purchase Common Stock made during the year ended December 31, 1997 to each of the named executive officers.


Aggregated Option Exercises During 1997 and Year End Option Values

 The following table provides information related to options exercised by each of the named executive officers during 1997 and the number and value of options held at December 31, 1997. The Company does not have any outstanding stock appreciation rights.

                                                     Value of Unexercised In-the
           Share       Value   Number of Unexercised      Money Options
        Acquire on   Realized  Options at Year End(#)   at Year End ($)(1)
Name      Exercise     $     Exercisable Unexercisable Exercisable Unexercisable
--------  --------   ------- ----------  -------------  ----------  ------------
Philip L.
Stephen    --          --      75,000          0              0          0

Bruce Allen
Ziskin     --          --      50,000          0              0          0

Greg M.
Stephen    --          --      50,000          0              0          0

Frank
Mangano    --          --      16,667       33,333            0          0


1) The closing price for the Company's Common stock as reported on the NASDAQ Small-Cap Market on December 31, 1997 was $1.81. The exercise price of Mr. P.L. Stephen's, Mr. Ziskin's, Mr. G. Stephen's and Mr. Mangano's options exceed such price, and, accordingly, no value is set forth in the above table.



Employment Agreements

The Company has entered into a three-year employment agreement with Philip L. Stephen effective April 19, 1995. The agreement provides for annual base compensation of $200,000, a cost-of-living increase in the second and third years, and, based upon the Company's performance in the first two years, a bonus or salary increase in the third year at the discretion of the Board of Directors. In the event of a takeover or other acquisition of the Company, the agreement provides that Mr. Stephen shall receive a severance payment equal to six months of his base salary. The employment agreement requires that Mr. Stephen devote his full time to the Company and contains a provision that Mr. Stephen shall not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the Agreement and for two years thereafter.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 1998, based on information obtained from the persons named below, certain information with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the persons named in the Summary Compensation Table above and (iv) all of the Company's current officers and directors as a group.

                                 Amount and Nature     Percenage of
Name and Address of               of Beneficial         Outstanding
Beneficial Holder                  Ownership(1)        Shares Owned
------------------               -----------------     ------------

Philip L. Stephen
275 Grand Boulevard
Westbury, NY 11590                2,075,000(2)             51.5%

Greg M. Stephen                      52,000(3)              1.3%

Lewis R. Cowan                       12,500(4)               *

Ira Scott Greenspan                  12,500(4)               *

Leonard Genovese                     22,500(5)               *

Werner S. Neuburger                 157,596                 4.0%

Bruce Allen Ziskin                   50,000(4)              1.3%

Frank Mangano                        16,667(4)               *

Whale Securities
Co., L.P.
650 Fifth Ave.
New York, NY 10019                 360,000(6)               8.3%

All officers and
directors as a
group (8 persons)                2,398,763(7)               57.2%

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

(3) Includes 50,000 shares of Common Stock underlying currently exercisable options.

(4) Represents shares of Common Stock underlying currently exercisable stock options.

(5) Includes 12,500 shares of Common Stock underlying currently exercisable options and 5,000 shares of Common Stock underlying currently exercisable warrants.

(6) Represents 360,000 shares underlying currently exercisable warrants and other securities held in Whale's name for the account of certain employees, former employees and equity owners of Whale.

(7) Includes options to purchase an aggregate of 229,167 shares of Common Stock and warrants to purchase 5,000 shares of Common Stock. Does not include options to purchase an aggregate of 33,333 shares of Common Stock granted to an executive officer of the Company, which options were not exercisable within 60 days of February 28, 1998.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1997, the Company was indebted to Mr. Philip
L. Stephen, Chairman of the Board, Chief Executive Officer,
President and majority stockholder of the Company in the aggregate amount of $2,187,500. The $2,187,500 loan is evidenced by a promissory note. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments commencing November 1, 1996 through February
1, 2000. The interest rate at December 31, 1997 was 9.5%. The new revolving credit facility with Foothill Capital Corp. allows the Company to make quarterly principal payments and scheduled monthly interest payments to Mr. Stephen so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the Foothill Capital Corp.
indebtedness as a result thereof. Mr. Stephen has deferred all principal payments due to April 15, 1999. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by Foothill Capital Corp. of payment in full of outstanding Foothill Capital Corp. indebtedness.

     As of December 31, 1997, the Company leases space for one of its Company-owned Aid Auto Stores from Mr. Werner S. Neuburger, Director of the Company. The lease expires December 15, 2000 and has an annual rental of $19,008 with annual increases based upon the consumer price index or 4%, whichever is higher. A second location was leased from Mr. Neuburger for the first ten months in 1997, whereby the Company then moved to a larger square footage location to accommodate its Superstore program. Rents paid to Mr. Neuburger in 1997 aggregated approximately $77,000. In addition, at December 31, 1997, the Company was indebted to Mr. Neuburger in the amount of $1,218,000 in connection with the acquisition by the Company of certain franchise Aid Auto Stores from Mr. Neuburger in December 1995. The original face value of the note was 1,507,396. The note had an interest rate equal to one percentage point below the prime rate in 1996 and at the prime rate thereafter. The note is payable in 120 equal monthly installments of principal plus accrued interest commencing February 1, 1996. The Note provides for immediate payment thereof upon, among other things, the failure to pay an installment when due, the insolvency of the Company, the filing of a bankruptcy petition by the Company, the sale of substantially all of the assets of the Company or a reduction in the stock ownership of the current majority shareholder (Mr. Philip
L. Stephen) to below 10%. The Note is subordinate to the Foothill Capital indebtedness.

     For the year ended December 31, 1997, the Company incurred approximately $281,000 for professional services to the law firm of
Cowan, Liebowitz & Latman, P.C.   Mr. Lewis R. Cowan, Director of
the Company, has been Senior Council of the law firm since 1994.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

 (1)  Financial Statements
      --------------------
      The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on Page F-1.

 (2)  Schedules
      ---------
      No schedules are furnished as the information is presented elsewhere in this document or is inapplicable.

 (3)  Exhibits
      --------

Exhibit Number     Documents
--------------     ----------
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

4.2 Form of Public Warrant Agreement between the Company, American Stock Transfer & Trust Company and Whale Securities Co., L.P.(1)

4.3                Specimen Form of Public Warrant Certificate (contained in
                   Exhibit 4.4).(1)

4.4 Form of Underwriter's Warrant Agreement (including form of Warrant Certificate) between the Company and Whale Securities Co., L.P.(1)

10.1 Agreement between the Company and Philip L. Stephen, dated as of December 15, 1995.(1)

10.2               Forms of Franchise Agreements.(1)

10.3 Transportation Agreement between the Company and Ryder Dedicated Logistics, Inc., dated December 2, 1994.(1)

10.4               1995 Company Stock Option Plan.(1)

10.5 Lease Agreement between the Company and International Cigar Company, dated October 15, 1989(1), as amended by First Amendment of Lease dated August 1, 1995.(2)

10.6 Agreement between the Company and Local 239 of the International Brotherhood of Teamsters, dated February 1, 1996.(3)

10.7 Promissory Note by the Company in favor of Philip L. Stephen, dated October 22, 1996. (4)

10.8 Asset Purchase Agreement, dated November 9, 1995, among the Company, various sellers, and Werner S. Neuburger, relating to the agreement of the Company to acquire 10 franchised stores in Long Island, New York.(2)

10.9 Loan and Security Agreement between the Company and Foothill Capital Corporation, dated as of September 29, 1997(5)

10.10 Agreement, dated March 26, 1998, between the Company and Josephthal & Co., Inc.

21.1               List of the Company's subsidiaries(4).

24.1               Consent of Independent Certified Public Accountants

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89190) declared effective by the Commission on April 10, 1995.

(2) Incorporated by reference to the Company's current Report on Form 8-K dated November 9, 1995.

(3) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (No. 33-89190) declared effective by the Commission on August 13, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

(5) Incorporated by reference to the Company's Amendment No. 1 to Form S-3 (No. 333-33181) declared effective by the Commission on October 22, 1997.


(b)  Reports on Form 8-K:
     -------------------

     No reports on Form 8-K were filed during the quarter ended
     December 31, 1997. The Company filed Form 8-K, date of report being March 24, 1998, which Form 8-K related to the extension of the expiration date of the Company's publicly traded warrants from April 10, 1998 to April 10,1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AID AUTO STORES, INC.


April 15, 1998                By:  /s/ Philip L. Stephen
                                   -------------------------------------------
                                   Philip L. Stephen
                                   Chairman, Chief Executive Officer,
                                   And President (Principal Executive Officer)


April 15, 1998                By:  /s/ Frank Mangano
                                   -------------------------------------------
                                   Frank Mangano
                                   Chief Financial Officer,
                                   (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 15, 1998                     /s/ Philip L. Stephen
                                   ---------------------------------
                                       Philip L. Stephen, Director

April 15, 1998                     /s/ Lewis R. Cowan
                                   ---------------------------------
                                       Lewis R. Cowan, Director

April 15, 1998                     /s/ Leonard Genovese
                                   ---------------------------------
                                       Leonard Genovese, Director


April 15, 1998                     ----------------------------------
                                       Ira Scott Greenspan,Director


April 15, 1998                     /s/ Greg M. Stephen
                                   ----------------------------------
                                        Greg M. Stephen, Director


April 15, 1998                     /s/ Werner S. Neuburger
                                   ----------------------------------
                                   Werner S. Neuburger, Director

                                                               Exhibit 10.10



March 26, 1998

Philip L. Stephen
Aid Auto Stores, Inc.
275 Grand Boulevard
Westbury, NY  11590-0281

Dear Mr. Stephen:

This will confirm the understanding and agreement between Josephthal & Co. Inc. ("Josephthal") and Aid Auto Stores, Inc. (the "Company") as follows:

1. The Company hereby engages Josephthal as the Company's exclusive agent for the purpose of (a) identifying opportunities for a transaction involving the Company, including, without limitation, the sale of the Company, (b) advising the Company concerning opportunities for such a transaction, whether or not identified by Josephthal and (c) as requested by the Company, participating on the Company's behalf in negotiations concerning such a transaction or assisting the Company in structuring such transaction.

2. Josephthal hereby accepts the engagement described in paragraph 1 and, in that connection, agrees to:

(a) undertake, in consultation with the Company, a study and analysis of the business, operations, financial condition and prospects of the Company; including an analysis of industry competitors and current industry valuation parameters. The results of such a study and analysis shall be presented to the Company's
Board of Directors.

(b) if appropriate and if requested by the Company, prepare, in consultation with the Company, an offering memorandum describing the Company and its business (including its strengths and strategic value), which memorandum shall not be made available to, or used in discussions with, prospective parties to a transaction until such memorandum and its use for that purpose have been approved by the Company;

(c) develop a strategy to effectuate a transaction;

(d) develop, update and review with the Company on an ongoing basis a list of potential transactions and of parties which might participate in a transaction and contact only parties on the lists as approved in writing by the Company;

(e) consult with and advise the Company concerning opportunities for a transaction involving the Company which have been identified by Josephthal or others, assist the Company in evaluating proposals received from potential parties to a transaction; and, if so requested by the Company, participate on the Company's behalf in structuring and negotiating a transaction;

(f) be available on request to meet with the Company's Board of Directors to discuss strategic alternatives and their financial implications and to meet with lenders, as necessary; and

(g) if requested and if appropriate, render an opinion (including updates and reissuances) as to the fairness from a financial point of view to stockholders of the Company of the consideration to be received in a proposed transaction involving the Company.


3. For the purposes of this Agreement:

(a) A "transaction" shall mean any transaction or series or combination of transactions, other than in the ordinary course of trade or business, whereby, directly or indirectly, control of, or a material interest in, the Company or any of its businesses, assets or properties, is sold, leased or otherwise transferred, including, without limitation, a sale or exchange of capital stock or assets, a lease of assets with or without a purchase option, a merger or consolidation, a tender or exchange offer, a leveraged buy-out, a restructuring, a recapitalization, a repurchase of capital stock, an extraordinary dividend or distribution (whether cash, property, securities or a combination thereof), a liquidation, the formation of a joint venture or partnership, a minority investment or any other similar transaction. In the case of a tender or exchange offer or a multi-step transaction which contemplates the acquisition of more than 50% of the Company's outstanding voting stock, a transaction shall be deemed to have been consummated upon the acquisition of more than 50% of the Company's outstanding voting power or the ability to elect a majority of the Company's Board of Directors.

(b) "Consideration" shall mean the total value of all cash, securities, other property and any other consideration, including, without limitation, any contingent, earned or other consideration paid or payable, directly or indirectly, to the Company or holders of its securities in connection with a transaction. The value of any such securities (whether debt or equity) or other property shall be determined as follows: (1) the value of securities that are freely tradeable in an established public market shall be the last closing market price of such securities the day prior to the closing of the transaction; and (2) the value of securities which are not freely tradeable or which have no established public market, or if the consideration consists of property other than securities, the value of such securities or other property shall be the fair market value thereof as mutually agreed by the Company and Josephthal. Consideration shall also be deemed to include any indebtedness, including, without limitation, pension liabilities, guarantees and other obligations assumed, directly or indirectly, in connection with, or which survives the closing of, a transaction. If the consideration to be paid is computed or payable in any foreign currency, the value of such foreign currency shall, for purposes hereof, be converted into U.S. Dollars at the prevailing exchange rate on the dates on which such consideration is payable.

(c) If the transaction is structured in such a way so as to provide for the transfer of only a portion of the assets or business of the Company and the retention of other assets, including, but not limited to, cash, cash equivalents, securities, investments, inventories or receivables, such retained assets, in so far as they relate to the transferred assets or business, shall be deemed to be part of the consideration received in connection with such a transaction and the value of such consideration shall be determined as follows: (1) the value of investments and securities that are freely tradeable in an established public market shall be determined as set forth in subparagraph (b) above; (2) the value of inventories and receivables shall be equal to the book value thereof; and (3) the value of any other assets shall be an amount to be mutually determined by the parties.

4. The term of Josephthal's engagement hereunder shall extend from the date hereof through September 30, 1998. Either party may terminate Josephthal's engagement hereunder at any time, with or without cause, by giving the other party at least 10 days' prior written notice, subject to the provisions of paragraphs 5 through 10, 12 through 14 and the second and third sentences of paragraph 11, which shall survive any termination of this Agreement.

5. As compensation for the services rendered by Josephthal hereunder, the Company shall pay Josephthal as follows:

(a) If the Company announces or enters into an agreement with respect to a transaction either during the term of Josephthal's engagement hereunder or at any time during a period of 18 months following the effective date of termination of Josephthal's engagement hereunder, regardless of whether the party or parties to the transaction were identified by Josephthal or whether Josephthal rendered advice concerning the transaction, and such transaction is thereafter consummated, and the parties were on a list approved by the Company as provided for in paragraph 2 (d) or were in discussions regarding a transaction with the Company during the engagement period tthen the Company shall pay to Josephthal the following percentages of the total consideration paid in each of such transactions:

                         Total Consideration               Percentage
                         -------------------               ----------
                         Amounts from $0.0 to $20 million    1.75%
                         Amounts from $20 to $25 million     2.5%
                         On the amounts over $25 million     3%

            In no event will the transaction fee be less than $300,000

(b) Compensation which is payable to Josephthal pursuant to subparagraphs 5(a) shall be paid by the Company to Josephthal at the closing of any transaction, provided that compensation due to Josephthal as a result of consideration which is contingent upon the occurrence of some future event (e.g., the realization of earnings projections) or pursuant to the agreement relating to the transaction is to be paid following the closing of such transaction shall be paid by the Company to Josephthal upon the receipt of such consideration.

(c) In the event that Josephthal assists the Company in obtaining financing, which shall be on a non-exclusive basis, Josephthal will be entitled to a reasonable and customary fee to be separately agreed to by the Company and Josephthal.

6. The Company shall reimburse Josephthal for its out-of-pocket and incidental expenses, incurred in connection with its engagement hereunder, promptly as requested, including the reasonable fees and expenses of its legal counsel.

7. The Company hereby agrees that the letter of intent, if any, and the definitive agreement setting forth the terms and conditions of a transaction shall include a clause stating that if, at any time during the term of the engagement hereunder or at any time during a period of 24 months following the effective date of termination of Josephthal's engagement hereunder, the Company's Franchisees (the "Franchisees") enter into a transaction with the purchaser of the Company, Josephthal shall be paid by the purchaser of the Company an amount equal to two percent of the Consideration received by the Franchisee(s) as part of such transaction.

8. Because Josephthal will be acting on behalf of the Company in connection with this engagement, the Company agrees to indemnify
Josephthal as set forth in a separate letter agreement dated the date hereof between Josephthal and the Company.

9. Josephthal shall have the right to place advertisements in financial and other newspapers and journals at its own expense describing its services to the Company hereunder, subject to the Company's prior approval, which may not be unreasonably withheld.

10. Any advice, either oral or written, provided to the Company by Josephthal hereunder shall not be publicly disclosed or made available to third parties without the prior written consent of Josephthal, and Josephthal may not be otherwise publicly referred to without its prior consent; provided, however the entry into this agreement by the Company may be publicly announced and the Company may make such other announcements or disclosures as required by law. It is understood that if Josephthal is requested to render an opinion as referred to in paragraph 2(g) above, the opinion may be included in its entirety in any communication by the Company or the Board of Directors to the stockholders of the Company. The opinion may not, however, be summarized, excerpted from or otherwise publicly disclosed and/or referred to in any manner without the prior consent of Josephthal.

11. In connection with Josephthal's engagement, the Company will furnish Josephthal with all information concerning the Company which Josephthal reasonably deems appropriate and will provide Josephthal with access to the Company's officers, directors, accountants, counsel and other advisors. The Company represents and warrants to Josephthal that all such information concerning the Company will be true and accurate in all material respects and will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading in light of the circumstances under which such statements are made. The Company acknowledges and agrees that Josephthal will be using and relying upon such information supplied by the Company and its officers, agents and others and any other publicly available information concerning the Company without any independent investigation or verification thereof or independent appraisal by Josephthal of the Company or its business or assets.

12. The Company represents and warrants to Josephthal that there are no brokers, representatives or other persons which have an interest in compensation due to Josephthal from any transaction contemplated herein.

13. The benefits of this agreement, together with the separate indemnity letter, shall inure to the respective successors and assigns of the parties hereto and of the indemnified parties hereunder and their successors, assigns and representatives, and the obligations and liabilities assumed in this agreement by the parties hereto shall be binding upon their respective successors and assigns.

14. This agreement may not be amended or modified except in writing and shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws.

Josephthal is delighted to accept this engagement and looks forward to working with you on this assignment. Please confirm that the foregoing correctly sets forth our agreement by signing the enclosed duplicate of this letter in the space provided and returning it, whereupon this letter shall constitute a binding agreement as of the date first above written.

                                   JOSEPHTHAL & CO.  INC.


                                   /s/ Michael J. Kollender
                                   -----------------------------
                                   By: Michael J. Kollender
                                       Managing Director
                                       Investment Banking

AGREED:

AID AUTO STORES, INC.


/s/  Philip L. Stephen
----------------------
By:  Philip L. Stephen
      Chairman & Chief Executive Officer

                                   Schedule A

Josephthal & Co. Inc.
200 Park Avenue.
New York, New York  10166


Gentlemen:

     In connection with our engagement of Josephthal & Co., Inc. ("Josephthal") as our investment banker, we hereby agree to indemnify and hold harmless Josephthal and its affiliates, and the respective directors, officers, shareholders, agents and employees of Josephthal (collectively the "Indemnified Persons"), from and against any and all claims, actions, suits, proceedings (including those of shareholders), damages, liabilities and reasonable expenses as incurred by any of them (including the fees and expenses of counsel) which are (A) related to or arise out of (i) any actions taken or omitted to be taken (including any untrue statements made or any statements omitted to be made) by the Company, or (ii) any actions taken or omitted to be taken by any Indemnified Person in connection with our engagement of Josephthal, or (B) otherwise relate to or arise out of Josephthal's activities on our behalf under Josephthal's engagement, and we shall reimburse any Indemnified Person for all reasonable expenses (including the fees and expenses of counsel) as incurred by such Indemnified Person in connection with investigating, preparing or defending any such claim, action, suit or proceeding (collectively a "Claim"), whether or not in connection with pending or threatened litigation in which any Indemnified Person is a party. We will not, however, be responsible for any Claim which is finally judicially determined to have resulted primarily from the gross negligence or willful misconduct of any person seeking indemnification hereunder. We further agree that no Indemnified Person shall have any liability to us for or in connection with our engagement of Josephthal except for any Claim incurred by us primarily as a direct result of any Indemnified Person's gross negligence or willful misconduct.

     We further agree that we will not, without the prior written consent of Josephthal, settle, compromise or consent to the entry of any judgment in any pending or threatened Claim in respect of which indemnification may be sought hereunder (whether or not any Indemnified Person is an actual or potential party to such Claim), unless such settlement, compromise or consent includes an unconditional, irrevocable release of each Indemnified Person hereunder from any and all liability arising out of such Claim.

     Promptly upon receipt by an Indemnified Person of notice of any complaint or the assertion or institution of any Claim with respect to which indemnification is being sought hereunder, such Indemnified Person shall notify us in writing of such complaint or of such assertion or institution but failure to so notify us shall not relieve us from any obligation we may have hereunder, unless and only to the extent such failure results in the forfeiture by us of substantial rights and defenses, and will not in any event relieve us from any other obligation or liability we may have to any Indemnified Person otherwise than under this Agreement. If we so elect or are requested by such Indemnified Person, we will assume the defense of such Claim, including the employment of counsel reasonably satisfactory to such Indemnified Person and the payment of the fees and expenses of such counsel. In the event, however, that such Indemnified Person reasonably determines in its sole judgment that having common counsel would present such counsel with a conflict of interest or if the defendant in, or target of, any such Claim, includes an Indemnified Person and us, and such Indemnified Person reasonably concludes that there may be legal defenses available to it or other Indemnified Persons different from or in addition to those available to us, then such Indemnified Person may employ its own separate counsel to represent or defend it in any such Claim and we shall pay the reasonable fees and expenses of such counsel; provided however the Company shall pay for only one such separate counsel. Notwithstanding anything herein to the contrary, if we fail timely or diligently to defend, contest, or otherwise protect against any Claim, the relevant Indemnified Person shall have the right, but not the obligation, to defend, contest, compromise, settle, assert crossclaims, or counterclaims or otherwise protect against the same, and shall be fully indemnified by us therefor, including without limitation, for the fees and expenses of its counsel and all amounts paid as a result of such Claim or the compromise or settlement thereof. In any Claim in which we assume the defense, the Indemnified Person shall have the right to participate in such Claim and to retain its own counsel therefor at its own expense.

     We agree that if any indemnity sought by an Indemnified Person hereunder is held by a court to be unavailable for any reason, then (whether or not Josephthal is the Indemnified Person), we and Josephthal shall contribute to the Claim for which such indemnity is held unavailable in such proportion as is appropriate to reflect the relative benefits to us, on the one hand, and Josephthal on the other, in connection with Josephthal's engagement referred to above, subject to the limitation that in no event shall the amount of Josephthal's contribution to such Claim exceed the amount of fees actually received by Josephthal from us pursuant to Josephthal's engagement. We hereby agree that the relative benefits to us, on the one hand, and Josephthal on the other, with respect to Josephthal's engagement shall be deemed to be in the same proportion as (a) the total value paid or proposed to be paid or received by us or our stockholders as the case may be, pursuant to the transaction (whether or not consummated) for which you are engaged to render services bears to (b) the fee actually paid, and, to the extent not yet due, the fee proposed to be paid to Josephthal in connection with such engagement.

     Our indemnity, reimbursement and contribution obligations under this Agreement shall be in addition to, and shall in no way limit or otherwise adversely affect any rights that any Indemnified Party may have at law or at equity.

     We hereby consent to personal jurisdiction and service of process and venue in any court in the State of New York in which any claim for indemnity is brought by any Indemnified Person.

     It is understood that, in connection with Josephthal's engagement, Josephthal may be engaged to act in one or more additional capacities and that the terms of the original engagement or any such additional engagement may be embodied in one or more separate written agreements. The provisions of this Agreement shall apply to the original engagement, any such additional engagement and any modification of the original engagement or such additional engagement and shall remain in full force and effect following the completion or termination of Josephthal's engagement(s).

                               Very truly yours,
                              Aid Auto Stores, Inc.


                              By: /s/ Philip Stephen
                                 -------------------------------------
                            Name:  Philip Stephen
                           Title:    Chairman, Chief Executive Officer
                                     and President (Principal Executive
                                     Officer)


Confirmed and  agreed to:

JOSEPHTHAL & CO. INC.

By: /s/ Michael J. Kollender
   -------------------------------
Name:  Michael J. Kollender
Title: Managing Director
       Investment Banking

                                                  Exhibit 24.1


                       CONSENT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



We have issued our report dated April 15, 1998, accompanying the consolidated financial statements included in the Annual Report of Aid Auto Stores, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statements of Aid Auto Stores, Inc. and Subsidiaries on Form S-3 (File No. 333-33181) and Form S-8 (File No. 333-06675).




GRANT THORNTON LLP

/s/ Grant Thornton LLP
-----------------------
New York,  New York
April 15, 1998