Form 10-Q
period 1998-03-31
AID AUTO STORES INC /DE/
filed 1998-05-15
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q
(Mark One)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March  31, 1998

                                     OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File No.  1-13710

                         AID AUTO STORES, INC.
           --------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

              Delaware                              11-2254654
        --------------------             --------------------------------
      (State of Incorporation)         (IRS Employer Identification Number)

      275 Grand Boulevard, Westbury, New York  11590
   ------------------------------------------------------
   (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number,Including Area Code:  (516) 338-7889

Indicate by check mark if whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X           No
                         --------           ---------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practical date.

Common Stock (par value $.001 per share) 3,957,596 shares outstanding as of May 1, 1998.

                              AID AUTO STORES, INC.


                                  CONTENTS
                                  --------

PART I      FINANCIAL INFORMATION                                   PAGE
                                                                    ----
Item  1     Consolidated Condensed Financial Statements:
-------
            Balance Sheets as of March 31, 1998 and
            December 31, 1997................................       3 - 4

            Statements of Operations for the Three Months
            Ended March 31, 1998 and 1997 ...................       5

            Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1997 ...................       6 - 7


            Notes to Financial Statements ...................       8


Item 2      Management's Discussion and Analysis of Financial
------      Condition and Results of Operations .............       9 - 13




PART II     OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K ................       14






SIGNATURES ..................................................       15

                      Aid Auto Stores, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                ASSETS                       March 31, 1998     Dec. 31,1997
                                             --------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                   $     186,021     $    287,941
  Accounts receivable - trade, net                  702,765          659,667
  Notes receivable, net                             352,836          358,549
  Inventories                                    11,806,447       12,649,691
  Prepaid expenses and other current assets         868,534          955,303
                                               ------------     ------------
   Total current assets                          13,916,603       14,911,151


FIXED ASSETS - AT COST, net                       4,439,215        4,651,488


COSTS IN EXCESS OF NET ASSETS ACQUIRED, net       3,373,132        3,441,335


OTHER ASSETS                                        373,247          396,676

                                                -----------      -----------
                                               $ 22,102,197     $ 23,400,650
                                                ===========      ===========

The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries

                       CONSOLIDATED CONDENSED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY          March 31, 1998    Dec. 31, 1997
                                              --------------    -------------
CURRENT LIABILITIES
  Revolving credit line                         $  7,220,133     $  7,866,772
  Demand note                                      3,196,661        2,161,401
  Accounts payable                                 3,079,483        3,464,766
  Accrued expenses                                   291,084          453,085
  Current portion of long-term debt                  390,629          447,222
  Term note                                          102,083          145,833
                                                ------------     ------------
           Total current liabilities              14,280,073       14,539,079


LONG-TERM DEBT, net of current portion             1,412,757        1,475,078

DEFERRED OCCUPANCY COSTS                             429,982          420,700

NOTE PAYABLE - OFFICER                             2,187,500        2,187,500

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
    authorized, 2,000,000 shares;
    none issued
  Common stock, $.001 par value; authorized,
    15,000,000 shares; 3,957,596 shares issued
    and outstanding  in 1997 and 1996                  3,958            3,958
  Additional paid-in capital                       9,006,809        9,006,809
  Retained earnings                               (5,218,882)      (4,232,474)
                                                 -----------      -----------
                                                   3,791,885        4,778,293

                                                 -----------      -----------
                                                $ 22,102,197     $ 23,400,650
                                                 ===========      ===========

The accompanying notes are an integral part of these statements.

                   Aid Auto Stores, Inc. and Subsidiaries

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                         Three Months Ended March 31,
                                         ----------------------------
                                             1998            1997
                                          -----------     -----------

Net sales                                 $ 4,512,439     $ 6,092,598


Costs and expenses
  Cost of sales                             2,480,333       3,542,819
  Selling and shipping                      2,097,178       1,768,739
  General and administrative                  566,089         576,102
                                           ----------     -----------
                                         $  5,143,600    $  5,887,660

     (Loss) income from operations           (631,161)        204,938


Interest expense                             (356,809)       (269,408)
Interest and other income                       1,562           6,484
                                           ----------      ----------
          Loss before income taxes           (986,408)        (57,986)

Provision for income taxes                         -              -
                                           ----------      ----------
              NET LOSS                   $   (986,408)   $    (57,986)
                                           ==========      ==========

Loss per common share
 Net loss per common share-basic
   and diluted                                 $(.25)           $(.01)
                                               ======           ======

Weighted average common shares
 outstanding                                3,957,596        3,957,596
                                            =========        =========



The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1998             1997
                                              ------------   -------------
Cash flows from operating activities
  Net loss                                    $  (986,408)   $    (57,986)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities
      Depreciation and amortization               428,878         318,482
      Deferred occupancy costs                      9,282          10,984
     (Increase) decrease in operating assets
        Accounts receivable                       (43,098)       (331,266)
        Notes receivable                            5,713          12,512
        Inventories                               843,244         367,698
        Prepaid expenses and other
         current assets                              (731)       (657,320)
        Security deposits                            (185)         (4,125)
        Other assets                               23,614            -0-
      Decrease in operating liabilities
        Accounts payable                         (385,283)       (621,780)
        Accrued expenses                         (162,001)       (128,248)
                                               ----------      ----------
    Net cash used in operating activities        (266,975)     (1,091,049)
                                               ----------      ----------

Cash flows from investing activities
   Capital expenditures                           (60,902)       (125,205)
                                               ----------      ----------
   Net cash used in investing activities          (60,902)       (125,205)
                                               ----------      ----------


                          Aid Auto Stores, Inc. and Subsidiaries


                                           Three Months Ended March 31,
                                           ---------------------------
                                               1998            1997
                                           ------------    ------------
Cash flows from financing activities
  Net borrowings under revolving
    credit line                            $  (646,639)    $  1,111,292
  Principal repayment of long-term debt        (59,246)         (46,686)
  Demand note                                1,035,260             -0-
  Term note                                    (43,750)            -0-
  Repayment of notes payable under
    capital lease obligations                  (59,668)         (66,287)
                                            ----------      -----------
Net cash provided by financing activities      225,957          998,319
                                            ----------      -----------

  Net decrease in cash and cash equivalents   (101,920)        (217,935)

    Cash and cash equivalents, at
      beginning of period                      287,941          331,019
                                            ----------      -----------

    Cash and cash equivalents, at
      end of period                        $   186,021      $   113,084
                                           ===========      ===========


Supplemental disclosures of cash  flow information:
  Cash paid during the year for
    Interest                               $   264,991      $   233,929



The accompanying notes are an integral part of these statements

                    AID AUTO STORES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated balance sheet as of March 31, 1998 and the consolidated statement of operations and the consolidated statement of cash flows for the three month period ended March 31, 1998 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the periods presented, have been made. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     For information concerning the Company's significant accounting policies, reference is made to the Company's audited financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and the notes included in the Form 10-K.

B.   INVENTORIES

     Inventories consists primarily of merchandise purchased for resale.

C.   NEW PRONOUNCEMENT

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the quarters ended March 31, 1998 and 1997.


D.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

                         AID AUTO STORES, INC.


                 Management's Discussion and Analysis of
             Financial Condition and Results of Operations


General

     Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of March 31, 1998, the Company supplied products to 42 Aid Auto Stores, including 22 Company-owned stores and 20 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to hundreds of non-automotive chain stores and independent jobbers and installers in New York, New Jersey and Connecticut. The Aid Auto Stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice TM" brands, to both do-it-yourself and commercial customers. Pursuant to a growth strategy initiated in 1995, the Company commenced the opening of Company-owned Superstores and de-emphasized its franchise operations. As of March 31, 1998, the Company opened eight new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores in Long Island, New York, of which nine have been converted and reopened as Superstores and the remaining store will be converted to a Superstore. Through termination and non-renewal of franchise agreements, the number of franchised stores has decreased since the end of the first quarter of 1997 from 34 to
20. Subject to the availability of substantial debt or equity financing, the Company intends to open additional Superstores, which may be accomplished in part by acquisition. In addition, consistent with its retail Superstore growth strategy, the Company further de-emphasized its wholesale operations by reducing the number of its Ames customers by 55% from inception of the Superstore growth program in 1995 to March 31, 1998. The number of stores to be opened is subject to significant variation depending upon, among other factors, the availability of substantial financing to fund the cost of adding the additional stores, the level of success of the current Superstores, the availability of suitable store sites or acquisition candidates, and the timely development and construction of new stores. The financial performance of the Company is tied, to a large extent, to the transition of the Company to the Superstore program and the future potential of that program. In the event the program is continued, the Company's operating expenses are expected to continue to increase and, accordingly, the Company's future profitability will depend upon increases in revenues from its Superstore operations, of which there can be no assurance.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
  March 31, 1997.

     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the 22 Company-owned Aid Auto Stores. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 20 existed at March 31, 1998 and 34 at March 31, 1997, and through Ames, to hundreds of other customers. Revenues decreased by $1,580,159 (or 25.9%) from $6,092,598 for the three months ended March 31, 1997 to $4,512,439 for the three months ended March 31, 1998. The decrease in revenues in 1998 was due primarily to the decrease of $1,132,241 in wholesale sales to franchisees and through Ames, from $1,865,659 to $733,418 for the three months ended March 31, 1997 and 1998, respectively. Retail sales decreased by $296,400 from $4,051,923 to $3,755,523 for the three months ended March 31, 1997 and 1998, respectively. The reduction in wholesale sales for the three month period ended March 31, 1998 is consistent with the Company's strategy to de-emphasize its wholesale business and seek to grow its retail business. The exceptionally mild, auto-friendly winter weather in the first quarter of 1998 resulted in a decrease in the sale of certain items (e.g., anti-freeze and other winter chemicals) and the decreased need for other winter maintenance items. For the three months ended March 31, 1998, retail sales represented 84% of total net sales as compared to 68% for the comparable prior year period.

     Cost of sales decreased by $1,062,486 (30.0%) from $3,542,819 to $2,480,333 for the three months ended March 31, 1997 and 1998, respectively. As a percentage of net sales, cost of sales decreased from 58.1% to 55.0% for the three month period ended March 31, 1997 and 1998, respectively, reflecting the significantly higher margins on retail sales (as compared to wholesale sales).

     Selling and shipping expenses increased by $328,439 (or 18.6%) from $1,768,739 (29.0% of net sales) for the three months ended March 31, 1997 to $2,097,178 (46.5% of net sales) for the three months ended March 31, 1998. The increase in absolute dollars and as percentage of net sales for the quarter was due primarily to selling expenses associated with the opening of two new Company-owned stores in 1997 which were fully operational in the first quarter of 1998. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of those operations.

     General and administrative expenses decreased by $10,013 (or 1.7%) from $576,102 (9.5% of net sales) for the three months ended March 31, 1997 to $566,089 (12.5% of net sales) for the three months ended March 31, 1998. The decrease in absolute dollars for the latest three month period was due to the Company's concentration on reducing its corporate overhead as it continues to de-emphasize its wholesale operations. The increase of this expense as a percentage of revenues was due to the significant decrease in revenues, without a corresponding decrease in the expense. At the end of the first quarter of 1998, the Company reduced its corporate workforce by 26% and restructured its warehouse operations.

     Interest expense increased by $87,401 from $269,408 for the three months ended March 31, 1997 to $356,809 for the three months ended March 31, 1998. These increases were due to an increase in the average outstanding debt balance during the first three months of 1998 as compared to the same period in the prior year.

     For the foregoing reasons, the net loss for the three month period ending March 31, 1998 was approximately $986,408, as compared to a net loss of approximately $57,986 for the three month period ended March 31, 1997.


Liquidity and Capital Resources

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplates continuation of the Company as a going concern. However, the Company had a deficit working capital of $363,470 at March 31, 1998, compared to a positive working capital of $372,072 at December 31, 1997. The decrease of $735,542 was primarily caused by the operating loss incurred in three months ended March 31, 1998 and a decrease in inventory. In addition, the Company incurred additional indebtedness to a bank in the form of an unsecured demand note ($3,196,661 at March 31, 1998) that resulted from the conversion of overdraft balances in the Company's operating accounts. Management has taken steps at the end of the first quarter of 1998 to improve its working capital position by implementing several cost cutting steps which include the reduction of 26% of the corporate payroll and the reduction of inventory by 7% in the first quarter of 1998. The effect of the reduction in costs will be realized in future periods. In addition, the Company has begun the process to seek to reduce 60% of space at the Company's distribution center. The Company has also begun to negotiate with its vendors for assistance throughout 1998. In connection with the development and implementation of this financial strategy, the Company has retained a financial advisor to assist therewith. Furthermore, the Company has retained Josephthal & Co., Inc. to assist it in exploring strategic alternatives, which may include, among other things, a significant acquisition by, or the acquisition of, the Company. These steps, among others, are intended to enable the Company to improve its cash flow from operations and working capital position. However, cash generated from operations alone would not be sufficient to pay the demand note if the bank were to demand immediate payment thereof. The bank has indicated to the Company that it will not pursue such action provided the Company is successful in its pursuit of strategic alternatives. There can be no assurance that the Company will be successful in its attempt to consumate one of the strategic alternatives or that the bank will otherwise continue to defer seeking payment. In addition, the Company will continue to pursue substantial sources of debt or equity financing to improve the working capital position and continue the growth of the Company, for which there can be no assurance of obtaining. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management believes that the steps outlined above are sufficient to provide the Company with the ability to continue in existence.

     Net cash used in operating activities was $266,975 for the three months ended March 31, 1998 as compared to net cash used in operating activities of $1,091,049 for the three months ended March 31, 1997. The decrease in 1998 was attributable primarily to increases in depreciation and amortization due to the capital expenditures made in connection with the Superstore growth program and decreases in accounts payable and inventory at the warehouse level, as a result of the de-emphasizing of the wholesale operations, offset in part by the loss incurred in the three month period ended March 31, 1998 compared to the prior comparable period. Net cash utilized in investing activities was $60,902 and $125,205 for the three month period ending March 31, 1998 and 1997, respectively. The decrease reflects decreases in capital expenditures due to a decrease in the funds available to fund the Superstore growth strategy. Net cash provided by financing activities was $225,957 as compared to $998,319 for the three months ended March 31, 1998 and 1997, respectively. Financing activities in 1998 reflect the unsecured demand note the Company currently has offset in part by the repayment of debt under the revolving credit facility.

     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.


     On September 29, 1997, the Company entered into a $10,000,000 revolving credit facility with a financial institution ("lender"), which at the Company's option, can be increased to $15,000,000. The agreement expires September 30, 2000. This facility replaced the existing facility which provided for maximum borrowings of $10,000,000. This new facility allows the Company to borrow at the prime rate plus 1%. Maximum borrowings under the revolving credit facility are based upon the sum of 62% of eligible inventory and 85% of eligible accounts receivable. The advance rate for inventory gradually declines over the first year of the agreement to, the lower of 60%, or 80% of the appraised value of the inventory. Additionally, substantially all of the Company's assets are pledged as collateral under the new credit agreement. The terms of the revolving credit facility contain, among other provisions, financial covenants for maintaining defined levels of net worth, net earnings before interest, taxes, depreciation and amortization and annual capital expenditures. Because of the operating loss reported by the Company for the year ended December 31, 1997, the Company would not have been in compliance with such covenants had the lender not granted waivers of such defaults as of December 31, 1997. Pursuant to a First Amendment, dated April 24, 1998, the lender amended the financial covenants and increased the interest rate to the prime rate plus 2%. As of March 31, 1998, the Company was in compliance with the amended covenants. There can be no assurance that the Company will be able to comply with future covenants and/or obtain future waivers or amendments that would prevent the entire amount of the credit facility from becoming due and payable. At March 31, 1998, outstanding borrowings under this facility were $7,220,133, which reflects the maximum available under the credit facility, and the interest rate was 9.5%.

     In connection with this new facility, the Company was required to pay an early termination fee of $175,000 to its previous lender. The fee was paid from the proceeds of a loan to the Company by the lender in the form of a one year term loan with principal and interest payable monthly. The term loan interest rate is at the prime rate plus 1%. Pursuant to the First Amendment of the credit facility, the term loan will be paid by July 15, 1998 and will bear interest at the rate of prime plus 2%.


     At March 31, 1998, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the form of a promissory note aggregating $2,187,500. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the revolving credit indebtedness as a result thereof. As of April 14, 1998, the holder of the note has deferred all principal and interest payments due to April 15, 1999. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by the lender of payment in full of outstanding indebtedness to it.

     As of the date hereof, other than in connection with the implementation of the Superstore growth program, the Company has no material commitments for capital expenditures.

     The Company has used net proceeds ($7,300,000) of its 1995 initial public offering as well as funds from borrowings, to finance the implementation of its Superstore growth program. The Company will need to seek substantial additional debt or equity financing, as the Company's current resources and cash flow from operations are not sufficient to fund the continuing cost of its growth program. To the extent that the Company seeks financing through the issuance of equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of inventory or to finance the acquisition of capital equipment or issues debt securities to fund the Superstore growth program, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Other than the Company's existing line of credit with the lender, the Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that the existing majority stockholder will provide any portion of the Company's future financing requirements or additional personal guarantees. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

     In December 1997, the Company engaged Josephthal Lyon & Ross, Inc., an investment banking and securities brokerage firm, to work closely with the Company to develop and implement its strategic plan including evaluating appropriate sources of capital and assisting with selected strategic acquisitions and other corporate and financial matters. In March 1998, the Company further retained Josephthal & Co. Inc. to assist the Company in connection with a possible transaction, which may include among other things, a significant acquisition by, or the acquisition, of the Company.

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



Item 6.        Exhibits and Reports on Form 8-K


               (a)  The following document is filed as part of this report:

                            (i)    First  Amendment to Loan and Security
                                   Agreement, dated  April 24, 1998, by
                                   and  between Aid Auto Stores, Inc. and
                                   Ames Automotive Warehouse, Inc., and
                                   Foothill Capital Corporation.


               (b)   Reports on Forms 8-K

                                   Form 8-K, date of report being March 23, 1998, which Form 8-K related to the extension of the expiration date of the Company's publicly-traded warrants from April 10, 1998 to April 10, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AID AUTO STORES, INC.
                                   --------------------------
                                         (Registrant)



May 15, 1998                  By: /s/ Philip L. Stephen
                                  ---------------------------------
                                   Philip L. Stephen
                                   Chairman, Chief Executive Officer,
                                   And President (Principal Executive
                                   Officer)


May 15, 1998                  By:  /s/ Frank Mangano
                                   -------------------------------
                                   Frank Mangano
                                   Chief Financial Officer,
                                   (Principal Financial and Accounting
                                    Officer)