Form 10-Q
period 1998-06-30
AID AUTO STORES INC /DE/
filed 1998-08-19
CIK 937599

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q
(Mark One)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

Common Stock (par value $.001 per share) 3,957,596 shares outstanding as of August 1, 1998.

                              AID AUTO STORES, INC.


                                  CONTENTS
                                  --------

PART I      FINANCIAL INFORMATION                                   PAGE
                                                                    ----
Item  1     Consolidated Condensed Financial Statements:
-------
            Balance Sheets as of June 30, 1998 and
            December 31, 1997................................       3 - 4

            Statement of Operations for the Six Months
            Ended June 30, 1998 and 1997 ....................       5

            Statements of Operations for the Three Months
            Ended June 30, 1998 and 1997 ....................       6

            Statements of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997 ....................       7 - 8


            Notes to Financial Statements ...................       9


Item 2      Management's Discussion and Analysis of Financial
------      Condition and Results of Operations .............       10 - 15




PART II     OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K ................       16






SIGNATURES ..................................................       17

                      Aid Auto Stores, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                ASSETS                       June 30, 1998      Dec. 31,1997
                                             --------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                   $     141,051     $    287,941
  Accounts receivable - trade, net                  398,866          659,667
  Notes receivable, net                             354,449          358,549
  Inventories                                    11,237,914       12,649,691
  Prepaid expenses and other current assets       1,489,577          955,303
                                               ------------     ------------
   Total current assets                          13,621,857       14,911,151


FIXED ASSETS - AT COST, net                       4,190,187        4,651,488


COSTS IN EXCESS OF NET ASSETS ACQUIRED, net       3,304,930        3,441,335


OTHER ASSETS                                        326,907          396,676

                                                -----------      -----------
                                               $ 21,443,881     $ 23,400,650
                                                ===========      ===========

The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries

                       CONSOLIDATED CONDENSED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY          June 30, 1998     Dec. 31, 1997
                                              --------------    -------------
CURRENT LIABILITIES
  Revolving credit line                         $  6,790,112     $  7,866,772
  Demand note                                      3,473,681        2,161,401
  Accounts payable                                 3,507,973        3,464,766
  Accrued expenses                                   342,197          453,085
  Current portion of long-term debt                  457,474          447,222
  Term note                                           19,444          145,833
                                                ------------     ------------
           Total current liabilities              14,590,818       14,539,079


LONG-TERM DEBT, net of current portion             1,193,950        1,475,078

DEFERRED OCCUPANCY COSTS                             439,265          420,700

NOTE PAYABLE - OFFICER                             2,187,500        2,187,500

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
    authorized, 2,000,000 shares;
    none issued
  Common stock, $.001 par value; authorized,
    15,000,000 shares; 3,957,596 shares issued
    and outstanding  in 1998 and 1997                  3,958            3,958
  Additional paid-in capital                       9,006,809        9,006,809
  Retained earnings                               (5,978,419)      (4,232,474)
                                                 -----------      -----------
                                                   3,032,348        4,778,293

                                                 -----------      -----------
                                                $ 21,443,881     $ 23,400,650
                                                 ===========      ===========

The accompanying notes are an integral part of these statements.

                   Aid Auto Stores, Inc. and Subsidiaries

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                           Six Months Ended June 30,
                                         ----------------------------
                                             1998            1997
                                          -----------     -----------

Net sales                                $  8,673,032    $ 12,313,990


Costs and expenses
  Cost of sales                             4,811,110       6,854,435
  Selling and shipping                      3,784,929       3,754,401
  General and administrative                1,126,419       1,156,936
                                           ----------     -----------
                                         $  9,722,458    $ 11,765,772
                                           ----------     -----------

     (Loss) income from operations         (1,049,426)        548,218


Interest expense                             (711,433)       (551,622)
Interest and other income                      14,914          13,733
                                           ----------      ----------
  (Loss)income before income taxes         (1,745,945)         10,329

Provision for income taxes                         -              -
                                           ----------      ----------
              NET (LOSS)INCOME           $ (1,745,945)   $     10,329
                                           ==========      ==========

Loss per common share
 Net loss per common share-basic
   and diluted                                 $(.44)           $  -
                                               ======           ======

Weighted average common shares
 outstanding                                3,957,596        3,957,596
                                            =========        =========



The accompanying notes are an integral part of these statements.

                      Aid Auto Stores, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                     Three Months Ended June 30, 1998
                                     --------------------------------
                                          1998             1997
                                      ------------      ------------

Net Sales                              $ 4,160,593       $ 6,221,392


Costs and expenses
  Cost of sales                          2,330,777         3,311,616
  Selling and shipping                   1,687,751         1,985,662
  General and administrative               560,330           580,834
                                        ----------        ----------
                                       $ 4,578,858       $ 5,878,112
                                        ----------        ----------

       (Loss) income from operations      (418,265)          343,280


Interest expense                          (354,624)         (282,214)
Interest and other income                   13,352             7,249
                                        ----------        ----------
   (Loss) income before income taxes      (759,537)           68,315

Provision for income taxes                      -                 -
                                        ----------        ----------
               NET (LOSS)INCOME        $  (759,537)      $    68,315
                                        ==========        ==========


Loss per common share
  Net loss per common share-basic
    and diluted                            $(.19)              $.02
                                           ======              ====

Weighted average common shares
  outstanding                           3,957,596          3,957,596
                                        =========          =========

The accompanying notes are an integral part of these statements.

                       Aid Auto Stores, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                Six Months Ended June 30,
                                              ----------------------------
                                                 1998             1997
                                              ------------   -------------
Cash flows from operating activities
  Net loss(income)                           $ (1,745,945)    $    10,329
  Adjustments to reconcile net (loss)income
   to net cash used in operating
   activities
      Depreciation and amortization               782,337         651,276
      Deferred occupancy costs                     18,565          65,904
     (Increase) decrease in operating assets
        Accounts receivable                       260,801         463,436
        Notes receivable                           26,456          20,441
        Inventories                             1,411,777         467,619
        Prepaid expenses and other
         current assets                          (647,989)     (1,147,817)
        Security deposits                          (2,465)         (6,270)
        Other assets                               49,878         (25,968)
      Increase(decrease) in operating liabilities
        Accounts payable                           43,207          67,092
        Accrued expenses                         (110,888)        (96,738)
                                               ----------      ----------
    Net cash provided by operating activities      85,734         469,304
                                               ----------      ----------

Cash flows from investing activities
   Capital expenditures                           (70,916)       (355,917)
                                               ----------      ----------
   Net cash used in investing activities          (70,916)       (355,917)
                                               ----------      ----------


                          Aid Auto Stores, Inc. and Subsidiaries


                                            Six Months Ended June 30,
                                           ---------------------------
                                               1998            1997
                                           ------------    ------------
Cash flows from financing activities
  Net borrowings under revolving
    credit line                           $ (1,076,660)      $  304,418
  Principal repayment of long-term debt       (211,208)        (230,481)
  Demand note                                1,312,217             -0-
  Term note                                   (126,389)            -0-
  Repayment of notes payable under
    capital lease obligations                  (59,668)            -0-
                                            ----------      -----------
Net cash (used in) provided by
  financing activities                        (161,708)          73,937
                                            ----------      -----------

  Net (decrease) increase in cash and
    cash equivalents                         (146,890)          187,324

    Cash and cash equivalents, at
      beginning of period                      287,941          331,019
                                            ----------      -----------

    Cash and cash equivalents, at
      end of period                        $   141,051      $   518,343
                                           ===========      ===========


Supplemental disclosures of cash  flow information:
  Cash paid during the year for
    Interest                               $   603,924      $   517,455



The accompanying notes are an integral part of these statements

                    AID AUTO STORES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A.    CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations for the three and six month periods ended June 30, 1998 and the consolidated statement of cash flows for the six month period ended June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the periods presented, have been made. Results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

C.   NEW PRONOUNCEMENT

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the three and six month periods ended June 30, 1998 and 1997, respectively.


D.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

                      AID AUTO STORES, INC.


             Management's Discussion and Analysis of
         Financial Condition and Results of Operations


General

     Aid Auto Stores, Inc. (the "Company"), formed in 1953, is a retailer, wholesaler and franchiser of automotive parts and accessories. As of June 30, 1998, the Company supplied products to 42 Aid Auto Stores, including 22 Company-owned stores and 20 franchised stores, and, through its wholly-owned subsidiary, Ames Automotive Warehouse, Inc. ("Ames"), to non-automotive chain stores. The Aid Auto Stores sell an extensive variety of name-brand automotive parts, accessories and chemicals, as well as an assortment of products marketed under the "Aid" and "Perfect Choice TM" brands, to both do-it-yourself and commercial customers. Pursuant to a growth strategy initiated in 1995, the Company commenced the opening of Company-owned Superstores and de-emphasized its franchise operations. As of June 30, 1998, the Company opened eight new Superstores and had acquired (in December 1995) ten franchised Aid Auto Stores in Long Island, New York, of which nine have been converted and reopened as Superstores. Through termination and non-renewal of franchise agreements, the number of franchised stores has decreased since the end of the second quarter of 1997 from 32 to 20. In addition, consistent with its retail Superstore growth strategy, the Company further de-emphasized its wholesale operations by reducing the number of its Ames customers by 55% from inception of the Superstore growth program in 1995 to June 30, 1998. Due to the Company's limited cash resources at June 30, 1998, the Company has not recently pursued its growth program. The Company has retained Josephthal & Co. Inc. to assist it in exploring strategic alternatives, which may include, among other things, a significant merger/ acquisition of the Company.

Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997. Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.


     The Company's operating revenues are primarily derived from net sales consisting of both retail and wholesale sales. Retail sales are made from the Company-owned Aid Auto Stores, of which 22 existed at June 30, 1998 and 21 at June 30, 1997. Wholesale sales include sales to the Company's franchised Aid Auto Stores, of which 20 existed at June 30, 1998 and 32 at June 30, 1997, and through Ames, to other customers. Revenues decreased by $3,640,958 (or 29.6%) from $12,313,990 for the six months ended June 30, 1997 to $8,673,032 for the six months ended June 30, 1998 and by $2,060,799 (or 33.1%) from $6,221,392 for the three months ended June 30, 1997 to $4,160,593 for the three months ended June 30, 1998. The decrease in revenues in 1998 was due primarily to the decrease in wholesale sales to franchisees and through Ames, by $2,310,076 from $3,682,181 to $1,372,105 for the six months ended June 30, 1997 and 1998, respectively, and by $1,026,319 from $1,642,226 to $615,187 for the three months ended June 30, 1997 and 1998, respectively. The reduction in wholesale sales for the six and three month periods ended June 30, 1998 is consistent with the Company's strategy to de-emphasize its wholesale business. Retail sales decreased by $1,330,882 from $8,631,809 to $7,300,927 for the six months ended June 30, 1997 and 1998, respectively, and by $1,034,480 from $4,579,886 to $3,545,406 for the three months ended June 30, 1997 and 1998, respectively. The decline in retail sales can be attributed to several factors which include the reduction in advertising expenditures and inventory purchase levels due to working capital constraints. In addition, the recent industry-wide softness and the warmest winter since records have been kept also contributed to the decline in retail revenues. The Company has initiated a program in 1998 to substantially increase its commercial sales. In addition, despite the decline in retail revenues, earnings before interest, depreciation and amortization and corporate allocation at the store level was $415,807 for the six months ended June 30, 1998 as compared to $416,694 for the comparable period in 1997. For the six months ended June 30, 1998, retail sales represented 84.2% of total net sales as compared to 70.1% for the comparable prior year period.

     Cost of sales decreased by $2,043,325 (29.8%) and $980,839 (29.6%), from
$6,854,435  to $4,811,110 for the six months ended June 30, 1997 and 1998, respectively, and from $3,311,616 to $2,330,777 for the three months ended
June 30, 1997 and 1998, respectively. As a percentage of net sales, cost of sales decreased from 55.7% to 55.5% for the six month period ended June 30, 1997 and 1998, respectively, reflecting the significantly higher margins on retail sales (as compared to wholesale sales). Cost of sales increased from 53.2% to 56.0% for the three months ended June 30, 1997 and 1998, respectively, which can be attributed to the Company's working capital constraints causing inventory out-of-stock position which negatively impacted sales.

     Selling and shipping expenses increased by $30,528 (or 0.8%) from $3,754,401 (30.5% of net sales) for the six months ended June 30, 1997 to $3,784,929 (43.6% of net sales) for the six months ended June 30, 1998. Selling and shipping expenses decreased by $297,911 (or 15.0%) from $1,985,662 (31.9% of net sales) for the three months ended June 30, 1997 to $1,687,751 (40.6% of net sales) for the three months ended June 30, 1998. The increase in absolute dollars and as percentage of net sales for the six months was due primarily to selling expenses associated with the opening of two new Company-owned stores in 1997 which were fully operational in the first half of 1998. Selling expenses are higher for a retail operation than for a wholesale operation, reflecting the nature of those operations. The decrease in absolute dollars for the quarter ended June 30, 1998 was the direct result of the Company's efforts to reduce expenses to reflect the decline in sales and its transition from a wholesaler to a retailer.

     General and administrative expenses decreased by $30,517 (or 2.6%) from $1,156,936 (9.4% of net sales) for the six months ended June 30, 1997 to $1,126,419 (13.0% of net sales) for the six months ended June 30, 1998. General and administrative expenses decreased by $20,504 (or 3.5%) from $580,834 (9.3% of net sales) for the three months ended June 30, 1997 to $560,330 (13.5% of net sales) for the three months ended June 30, 1998. The decrease in absolute dollars for the latest six and three month periods was due to the Company's concentration on reducing its corporate overhead as it continues to de-emphasize its wholesale operations. The increase of this expense as a percentage of revenues was due to the significant decline in revenues, as the Company continues to leverage its corporate overhead. At the end of the second quarter of 1998, the Company reduced its corporate workforce by 33% and restructured its warehouse operations. Additional cost reductions are planned for the balance of 1998.

     Interest expense increased by $159,811 from $551,622 for the six months ended June 30, 1997 to $711,433 for the six months ended June 30, 1998. Interest expense increased by $72,410 from $282,214 for the three months ended June 30, 1997 to $354,624 for the three months ended June 30, 1998. These increases were due to an increase in the average outstanding debt balance during the first six months of 1998 as compared to the same period in the prior year.

     For the foregoing reasons, the net loss for the six and three month periods ending June 30, 1998 was approximately $1,745,945 and $759,537, respectively, as compared to a net income of approximately $10,329 and $68,315 for the six and three month periods ended June 30, 1997, respectively.


Liquidity and Capital Resources

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company had a deficit working capital of $968,961 at June 30, 1998, compared to a positive working capital of $372,072 at December 31, 1997. The decrease of $1,341,033 was primarily caused by the operating loss incurred during the six months ended June 30, 1998 and a decrease in inventory. In addition, the Company incurred additional indebtedness to a bank in the form of an unsecured demand note ($3,473,618 at June 30, 1998) that resulted from the conversion of overdraft balances in the Company's operating accounts. Management has taken steps during 1998 to improve its working capital position by implementing several cost cutting steps which include the reduction of corporate payroll and the reduction of inventory by 11% as of June 30, 1998. The effect of the reduction in costs will continue to be realized in future periods. In addition, the Company is continuing the process to reduce 60% of space at the Company's distribution center, which space the Company believes is not necessary for its operations, which will result in major cost reductions. The Company has successfully negotiated with its vendors for their assistance throughout 1998. In connection with the development and implementation of this financial strategy, the Company has retained a financial advisor, Josephthal & Co. Inc., to assist therewith. Furthermore, the Company has retained Josephthal & Co., Inc. to assist it in exploring strategic alternatives, which may include, among other things, a significant merger/acquisition of the Company. The Company is currently involved in discussion with several interested parties with respect to a significant transaction. These steps, among others, are intended to enable the Company to improve its cash flow from operations and working capital position. However, cash generated from operations alone would not be sufficient to pay the demand note if the bank were to demand immediate payment thereof. The bank has indicated to the Company that it will not pursue such action provided the Company is successful in its pursuit of strategic alternatives. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or that the bank will otherwise continue to defer seeking payment. In addition, the Company will continue to pursue substantial sources of debt or equity financing to improve the working capital position and resume the growth strategy of the Company, for which there can be no assurance of obtaining. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management believes that the steps outlined above are sufficient to provide the Company with the ability to continue in existence and will ultimately enhance the Company's performance, balance sheet and returns.

     Net cash provided by operating activities was $85,734 for the six months ended June 30, 1998 as compared to $469,304 for the six months ended June 30, 1997. The decline in 1998 was attributable primarily to the loss incurred in the six month period ended June 30, 1998 as compared to the prior comparable period offset by reductions in inventory and accounts receivable combined with increases in depreciation and amortization due to the capital expenditures made in connection with the Superstore growth program in 1996 and 1997. Net cash utilized in investing activities was $70,916 and $355,917 for the six month period ending June 30, 1998 and 1997, respectively. The decrease reflects decreases in capital expenditures due to a decrease in the funds available to fund the Superstore growth strategy. Net cash used in financing activities was $161,708 as compared to net cash provided by financing activities of $73,937 for the six months ended June 30, 1998 and 1997, respectively. Financing activities in 1998, reflect the repayment of debt under the revolving credit facility offset in part by the unsecured demand note the Company currently has.


     The Company receives volume purchasing discounts and cooperative advertising and development funds from certain of its suppliers. The amounts of these incentives generally range from 5% to 10% of the listed purchase prices.


     On September 29, 1997, the Company entered into a $10,000,000 revolving credit facility with a financial institution ("lender"). The agreement expires September 30, 2000. This facility replaced the existing facility which provided for maximum borrowings of $10,000,000. This new facility initially allowed the Company to borrow at the prime rate plus 1%. Maximum borrowings under the revolving credit facility are based upon the sum of 62% of eligible inventory and 85% of eligible accounts receivable. The advance rate for inventory gradually declines over the first year of the agreement to, the lower of 60%, or 80% of the appraised value of the inventory. Additionally, substantially all of the Company's assets are pledged as collateral under the new credit agreement. The terms of the revolving credit facility contain, among other provisions, financial covenants for maintaining defined levels of net worth, net earnings before interest, taxes, depreciation and amortization and annual capital expenditures. Because of the operating loss reported by the Company for the year ended December 31, 1997, the Company would not have been in compliance with such covenants had the lender not granted waivers of such defaults as of December 31, 1997. Pursuant to a First Amendment, dated April 24, 1998, the lender amended the financial covenants and increased the interest rate to the prime rate plus 2%. Pursuant to a Second Amendment, dated July 31, 1998, the Lender further amended the financial covenants and granted waivers of default of the financial covenants of the First Amendment. In addition, the Second Amendment reduced the advance rate for inventory to, the lower of 55%, or 100% of the appraised value of the inventory, and provided the Company with an overadvance of $750,000. A scheduled reduction of the overadvance for $50,000 took place on August 17, 1998. The remainder of the overadvance shall be continued or reduced subject to the Company entering into a significant transaction. There can be no assurance that the Company will be able to comply with future covenants and/or obtain future waivers or amendments that would prevent the entire amount of the credit facility from becoming due and payable. At June 30, 1998, outstanding borrowings under this facility were $6,790,112, and the interest rate was 10.5%.

     In connection with this new facility, the Company was required to pay an early termination fee of $175,000 to its previous lender. The fee was paid from the proceeds of a loan to the Company by the lender in the form of a one year term loan with principal and interest payable monthly. The term loan interest rate is at the prime rate plus 1%. Pursuant to the First Amendment of the credit facility, the term loan was fully paid on July 15, 1998.


     At June 30, 1998, the Company was indebted to the Chief Executive Officer, President and majority shareholder in the form of a promissory note aggregating $2,187,500. The note bears interest monthly at the same rate as the revolving credit facility with principal payable in quarterly installments through February 1, 2000. The new revolving credit facility allows the Company to make quarterly principal payments and scheduled monthly interest payments so long as prior to and after giving affect to such payments no default has occurred and is continuing or would occur on the revolving credit indebtedness as a result thereof. As of April 14, 1998, the holder of the note has deferred all principal and interest payments due to April 15, 1999. The note provides for immediate payment thereof upon, among other things, a change in a majority of the continuing directors of the Company (as defined in the note) or a demand by the lender of payment in full of outstanding indebtedness to it.


     As of the date hereof, other than in the event tha the Company resumes the Superstore growth program, the Company has no material commitments for capital expenditures.

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

     In December 1997, the Company engaged Josephthal Lyon & Ross, Inc., an investment banking and securities brokerage firm, to work closely with the Company to develop and implement its strategic plan including evaluating appropriate sources of capital and assisting with selected strategic acquisitions and other corporate and financial matters. In March 1998, the Company further retained Josephthal & Co. Inc. to assist the Company in connection with a possible transaction, which may include among other things, a significant merger/acquisition of the Company. The Company is currently involved in discussions with several interested parties with respect to a significant transaction.


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



Item 6.        Exhibits and Reports on Form 8-K


              (a)  The following document is filed as part of this report:

                     (i) Second Amendment to Loan and Security Agreement dated July 31, 1998, by and between Aid Auto Stores, Inc. and Ames Automotive Warehouse, Inc. and Foothill Capital Corporation.




              (b)  Reports on Form 8-K


                                   NONE

SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AID AUTO STORES, INC.
                                   ---------------------------------
                                        (Registrant)



August 19, 1998               By: /s/Philip L. Stephen
                                  ---------------------------------------
                                   Philip L. Stephen
                                   Chairman, Chief Executive Officer,
                                   And President (Principal Executive
                                   Officer)


August 19, 1998               By: /s/ Frank Mangano
                                  --------------------------------------
                                   Frank Mangano
                                   Chief Financial Officer,
                                   (Principal Financial and Accounting
                                    Officer)